Form 10-Q
period 2015-09-30
DD's Deluxe Rod Holder, Inc.
filed 2015-12-09
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2015

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

DD’S DELUXE ROD HOLDER, INC.

(Exact name of the registrant business issuer as specified in its charter)

NEVADA	61-1748028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Unit 171-2A-15 Worobetz Place Saskatoon, SK (Address of principal executive office)	S7L6R4 (Postal Code)
(306) 716-5372 (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of December 01, 2015 there were 1,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT SEPTEMBER 30, 2015

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$7,524
TOTAL CURRENT ASSETS	-	7,524
TOTAL ASSETS	$-	$7,524

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Professional fees and advances payable	$30,406	$5,765
TOTAL CURRENT LIABILITIES	30,406	5,765
TOTAL LIABILITIES	30,406	5,765

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding		-
Common Stock, $.001 par value; 100,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(40,406)	(8,241)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(30,406)	1,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$7,524

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
OPERATING EXPENSES
Legal and professional fees	$3,283	$15,392
Accounting and audit	3,120	15,670
Licenses and fees	1,103	1,103
TOTAL OPERATING EXPENSES	7,506	32,165
NET LOSS	7,506	$32,165

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended
September 30, 2015
CASH FLOWS FROM OPERATAING ACTIVITIES
Net loss	$(32,165)
Changes in operating assets and liabilities
Professional fees and advances payable	$24,641
Net cash used in operating activities	(7,524)
NET DECREASE IN CASH	(7,524)
CASH – BEGINNING OF PERIOD	7,524
CASH – END OF PERIOD	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

September 30, 2015

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its website, Deluxerodholder.com, a fishing rod holder primarily for use the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Form S-1, as amended, originally filed with the Securities Exchange Commission on May 29, 2015 and declared effective as of October 19, 2015.

As the Company’s inception was September 26, 2014 no material comparable period activity occurred.  Therefore, no presentation of comparative information is made on the Statements of Operations or Cash Flows.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of September 30, 2015,  the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $40,406, and the Company's working capital was a negative $30,406.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors and/or lenders..  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments and stock option valuation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

September 30, 2015

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Fair Value Measures

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

At September 30, 2015, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.  The Company has no potentially dilutive securities such as options, warrants, or convertible bonds currently issued and outstanding.  Consequently, basic and diluted earnings per share are the same, as shown in the Statement of Operations.

Income Taxes

The Company recognizes provision for income tax using the liability method.  Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2015, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued at inception at a price of $0.01 per share for $10,000, used for organizational costs and other working capital requirements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

September 30, 2015

Preferred Stock

As of September 30, 2015, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

Risks related to the Company’s business being in the development stage;

•

Risks related to the Company being able to continue as a going concern;

•

Risks related to the Company’s management being residents of Canada;

•

Risks related to the Company being headquartered in Canada;

•

Risks related to the Company’s ability to obtain a non-provisional patent for its product design;

•

Risks related to the Company’s competitive disadvantages;

•

Risks related to the effects of climate change on the market for the Company’s proposed product;

•

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

•

Risks related to potential conflicts of interest with the Company’s management;

•

Risks related to the Company’s shares of common stock;

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  DD’s Deluxe Rod Holder, Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s S-1 Registration Statement, as amended, originally filed on May 29, 2015, and in the future, its Annual Reports on Form 10-K, reports on Form 10-Q and Current Reports on Form 8-K.

Corporate Background

DD’s Deluxe Rod Holder, Inc. is a Nevada corporation formed on September 26, 2014.  The Company intends to develop its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application, with the USPTO, which expires 1 year from the date filed, unless extended.  The Company plans to apply for and obtain a non-provisional utility patent for its proposed product, although there is no guarantee such an application will be filed, or if an application is filed that a patent will be issued to us.

We are a developmental stage company.  We have never conducted active operations and have had no operating revenues.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Overview of Current Operations

Deluxe is building a business as a developer and seller of a fishing rod holder for use primarily for ice fishing.  Although the fishing rod holder can be used on almost any solid, relatively flat surface (such as a dock during non-winter months), our primary target market is ice anglers.  What we refer to as a fishing rod holder includes a platform base connected to a tube that holds the rod, a split key ring affixed to an eye bolt, a bent metal mechanism which we have described as the “fishing-rod-eyelet-catch,” an optional alarm bell, and a coarsely-threaded screw which enables the end-user to stabilize the unit and/or affix the base of the unit to ice, wood, foam, metal, and a range of other hard surfaces.  When a fish is hooked, the fishing-rod-eyelet-catch releases from the flexed rod allowing the stored elastic energy in the flexed rod to expend, visually alerting the fisherman.  The rod-holder will include a small metal bell and fisherman will have the option to attach it to the rod which will further alert the angler when a fish is hooked and the rod is released from the eyelet-catch.  The eyelet-catch is a bendable metal rod which allows the fisherman to adjust the sensitivity of the catch system: a decrease in the angle of the eyelet-catch makes the system more sensitive, and an increase in the angle of the eyelet-catch makes it less sensitive.  A more sensitive eyelet-catch will make it easier for small fish to disengage the eyelet-catch; and a less sensitive eyelet-catch will make it more difficult to disengage the fishing rod enabling only larger fish to do so.

Believing the design of our product is eligible for a non-provisional patent, we intend to build a working relationship with a third party service provider specializing in preparing and filing patent applications.  Although we currently do not have a working relationship with a third-party patent service provider; we have identified companies with in-house legal representatives, design specialists, and experienced application filers that specialize in expediting the patent process.  To date our discussions have been limited to inquiring as to the costs, and processes and requirements of the United States Patent and Trademark Office and of preparing and filing a non-provisional patent application.  To date, the Company has not retained any third party service provider to assist us with the preparation and filing of a non-provisional patent application.  The Company’s President is actively working on finding and securing a third party service provider to assist us in preparing and filing a non-provisional patent application.  Upon the effectiveness of the registration statement and the president’s ability to find and achieve a satisfactory working relationship with a third-party patent service provider, the Company expects it will take approximately 18 months to obtain a non-provisional utility patent for its proposed product.

During the next twelve months the Company will work toward identifying and engaging a manufacturer to produce our product and also identifying one or more sporting goods and/or angling equipment wholesaler and/or retailers with which to place our product for sale to the general public.  We will not make any agreements with wholesalers, retailers, or manufacturers until we have achieved success in obtaining a non-provisional utility patent for our proposed product.  We will likely not place any orders with a manufacturer unless and until we have received advance orders of our product from wholesalers and/or retailers.  We currently do not have any agreements with a manufacturer or with any wholesalers or product retailers.  We foresee delivering product to retailers and/or wholesalers within the next twenty four (24) months.

The Company expects it will take approximately 18 months to obtain a non-provisional utility patent for our proposed product.  Once we have filed our non-provisional patent application with the USPTO, the Company plans to source a manufacturer that can satisfy our Company’s manufacturing/supply needs.

Upon, and only if, the Company obtains a non-provisional “utility” patent for its proposed product, and after we have sourced a manufacturer to make our proposed product, we will begin marketing our proposed product to wholesalers, retailers and the general public.  Our marketing plan will include online search optimization, utilization of a Company website, production and dissemination of hard copy and electronic promotional materials and direct marketing efforts to retailers and wholesalers and trade show attendees.

We likely will not place any orders to manufacture our proposed product until we receive advanced sales orders from wholesalers and/or retailers.  At this time it is impossible to effectively market our product and to know how long it will take us to acquire enough advanced orders to engage in manufacturing our proposed product.  However, our current plan envisions delivering product to wholesalers and/or retailers within twenty four (24) months.

Our business plan calls for us to approach manufacturers, wholesalers and retailers with existing reputations for quality, customer service, ease of shopping experience and economic value.  Because we are a development stage company, it will be important for us to work with others who have positive reputations in order to give consumers confidence in our product and business.  We have identified companies which we believe have positive reputations, but currently do not have working relationships with any manufacturers, wholesalers or retailers.  We intend to have working relationships with one or more parties to manufacture, wholesale, and/or retail our proposed product within 18 months.

We may decide, partially based on any success or lack thereof, in securing advance orders for our product, to sell our product via our website and/or through other forms of direct marketing and distribution such as trade shows, infomercials or other forms of marketing and distribution.  If we choose to utilize these forms or alternate marketing and distribution we will need to substantially upgrade our plans for our website and marketing which will require us to source additional capital and there are no guarantees such capital will be available to us or available on terms we find acceptable.

Competition

We are currently unaware of anyone manufacturing, marketing, supplying or selling any product similar to our deluxe fishing rod holder. Our limited research on the internet did not result in the identification of any companies currently manufacturing and/or supplying a fishing-rod holder similar to the one we have designed and intend to market and sell.

There are several companies that make and sell fishing rod holders, including fishing rod holders designed specifically for ice fishing; however, Deluxe has not yet identified a fishing rod holder currently being manufactured and/or sold by anyone else that will help set the hook into the fish’s mouth and trigger an alarm bell notifying the angler that a fish has been hooked.  Our limited research has led us to believe that there are no products currently being offered similar to our proposed product.  Although we have not identified a product similar to our design, our research has been limited and there could be a similar product, of which we are currently unaware, being marketed and/or sold.

We have not obtained any empirical evidence detailing the competitive market in the U.S. and Canada for a rod-holder such as the one we have designed, and we cannot determine competitive factors with any degree of certainty.  We plan on working with a supplier who already manufactures fishing products.  We do not at this time have any agreements or contracts with a supplier or company that provides such products.

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appears to be correlations between Wildlife-related recreational expenditures in the U.S. in 2001, 2006, and 2011 (in the billion U.S. dollars), by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching, $47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from 2001 to 2006 there is 2.5% increase in total sales.  In the same categories from 2006 to 2011 there is 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011.  It was an increase in 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent 130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

There are no immediate or imminent threats to the supply or prices of related materials due to shortages or other factors that we are aware of at this time.  To our knowledge, at this time there are no government regulations, in the United States or Canada, that would prohibit or negatively affect Deluxe from importing or exporting our product(s) into or out of those countries.  To our knowledge, at this time there are no import/export regulations or controls imposed by any of the potential countries, from which our product(s) could originate, that would prevent us from obtaining our product(s) or shipping our products to the U.S. or Canada.

The Company currently has no employees and has no plans to hire any employees during its first year of operation.  Deluxe intends to use contracted services to conduct all aspects of its business.

Office and Other Facilities

DD’s Deluxe Rod Holder, Inc. currently maintains its administrative offices, at no cost to the Company, in space provided to it by the Company’s sole officer and shareholder.  The telephone number is (306) 716-5372.  Deluxe does not currently own title to any real property.

Employees

The Company’s sole employee is its sole officer and director.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.  Our intended market for the first 12 months of production and sales will be the U.S. and Canada.

Reports to Security Holders

The Company does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

PLAN OF OPERATION

The Company maintains a corporate office in Saskatoon, Saskatchewan Canada.  This is the primary administrative office for the Company and is utilized by Company’s sole officer and director, Desmond Deschambeault.

During the first stages of our growth, our sole officer and director will provide all the labor required to execute our business plan, and since we intend to operate with very limited administrative support, he will continue to be responsible for the majority of labor required for at least the first year of operations.  We anticipate our sole officer and director will be able to initially devote up to 20-25 hours per week toward the development of our business.

We are a development stage enterprise with limited operations.  We have had no revenues since inception, and have limited financial backing and assets.

Our plan of operation is to obtain a non-provisional utility patent from the United States Patent and Trademark Office for our fishing rod holder.  We expect this process to take up to two years.

Based upon our estimated costs we will need at least twenty five thousand dollars $25,000 in capital for the next twelve (12) months of operations in order to sustain our business.  This amount of capital will only allow us to put into operation a minimal amount of our business plan.  If we are only able to source a minimal amount of capital our president will have to dedicate more time and remain extremely judicious regarding implementing the plan of operations.  If we are unable to source at least this minimum amount we will be forced to locate additional sources of capital which may not be available to us on favorable terms or at all.

The Company will not approach companies or commence sales of its prototype until it has obtained a non-provisional utility patent from the United States Patent Office.  Although we have not selected a U.S. firm to assist us, we have identified a number of firms that can assist us in preparing and filing our non-provisional patent application.  To date our discussions have been limited to inquiring as to the estimated cost, timeline and process for the undertaking of obtaining a patent for our proposed product.  We intend to work with our eventual firm to jointly search out this concept and carry forth our design into drawings and fulfill the requirement of our application with the United States Patent and Trademark Office.  The Company’s President is actively working toward, and by the end of 2015, intends to secure, a relationship with a firm and to be working on preparing the non-provisional patent application.

Once we have secured a relationship with a third party service provider to assist us, and upon the successful grant of our non-provisional utility patent, we can share our idea with already existing sporting goods and/or fishing equipment companies and prepare marketing strategies for our product.  If we cannot find an already existing sporting goods/fishing equipment company that is interested in taking on our product, we will work toward having it manufactured, and market it ourselves utilizing an online shopping cart through our domain name “deluxerodholder.com,” and potentially through other forms of direct marketing and distribution such as social media, attending/sponsoring ice-fishing tournaments, trade shows, infomercials or other forms of marketing and distribution.

The Company has no plans to hire employees during the first year of operations.  The President has a functional home office where he has all the necessary space and equipment to conduct Deluxe business for at least the first year of operations.  He plans to continue to supply the necessary office space and facilities to the Company for at least the first year of their operation at no cost to the Company.

The President also has access to, and experience with the necessary professional and clerical resources that the Company can engage any time on a fee for service or contractual basis.

As of September 30, 2015, the Company had not generated any revenues and had a net loss of $32,165 and $8,241 as of December 31, 2014.  The Company requires an estimated $25,000 in order to meaningfully carry out its plan of operation.

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase the cost of obtaining, capital and financing for operations.  Access to additional capital may not be available on terms acceptable to the Company or at all.

The Company’s continuation as a going concern or ultimately to attain profitability is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and to further develop its proposed product.  Potential sources (other than from operating revenues) of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company’s stock or alternative methods such as joint ventures, mergers or sale(s) of the Company’s assets.  No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.  The Company currently requires additional cash funding from outside sources to fully develop its business plan.

RESULTS OF OPERATIONS

The Company has earned no revenues from operations since its inception and does not anticipate earning any revenues, from operations, in the foreseeable future.  DD’s Deluxe Rod Holder, Inc. is a development stage company and presently is engaged in the business of developing a fishing rod holder primarily for use in the sport of ice fishing.

LIQUIDITY AND FINANCIAL CONDITION

We have no cash assets at September 30, 2015.  We will be reliant upon proceeds raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole Officer, Director and Shareholder, third party loans and/or future revenues from operations.  We currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities nor have we secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of previous investors and may result in substantial additional dilution to investors owing our shares.

At September 30, 2015, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

There are no guarantees the Company will be able to source any additional funding, of any kind, on terms acceptable to the Company, or at all.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's (the Company’s principal executive officer) and Treasurer (the Company’s principal financial officer), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the Company’s management has concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the Company's President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended September 30, 2015.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

DD’s Deluxe Rod Holder, Inc. is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of DD’s Deluxe Rod Holder, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to DD’s Deluxe Rod Holder, Inc. or has a material interest adverse to DD’s Deluxe Rod Holder, Inc.in reference to pending litigation

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s S-1 Registration Statement, as amended, which was originally filed with the SEC on May 29, 2015 and declared effective on October 19, 2015.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended September 30, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

N/A

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws(1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Label Presentation Linkbase

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1 originally filed on May 29, 2015, as amended.

(*)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DD’S DELUXE ROD HOLDER, INC.

Date:	December 01, 2015	By:	/s/
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer )

Date:	December 01, 2015		/s/
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF

THE SARBANES-OXLY ACT OF 2002

Rule 13a-14(a)/15d-14(a) Certifications.

I, Desmond Deschambeault, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DD’s Deluxe Rod Holder, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the registrant, and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer‘s internal control over financial reporting.

 Date: December 01, 2015

/s/ Desmond Deschambeault
Desmond Deschambeault Principal Financial Office and Principal Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DD’s Deluxe Rod Holder, Inc. a Nevada corporation (the "Company") on Form 10-Q for the period ending September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Desmond Deschambeault, President (and principal executive officer) of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to DD’s Deluxe Rod Holder, Inc., and will be retained by DD’s Deluxe Rod Holder, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: December 01, 2015

/s/ Desmond Deschambeault
Desmond Deschambeault President