Form 10-K
period 2015-12-31
DD's Deluxe Rod Holder, Inc.
filed 2016-04-15
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2015

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 333-204518

 DD’S DELUXE ROD HOLDER, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	61-1748028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Unit 171-2A-15 Worobetz Place Saskatoon, SK (Address of principal executive office)	S7L6R4 (Postal Code)
(306) 716-5372 (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act: Yes[ ] No [ x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes[ ] No [ x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).    Yes  [X]  No  [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The Company had $Nil in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on June 30, 2015, was $0.00 (There was no bid or ask price of our common shares during this quarter.)

As of April 14, 2016 there were 4,000,000 shares of issuer’s common stock outstanding

DD’S DELUXE ROD HOLDER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED December 31, 2015

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

PART I

ITEM 1.- BUSINESS

ITEM 1A. - RISK FACTORS

ITEM 1B. - UNRESOLVED STAFF COMMENTS

ITEM 2. - PROPERTIES

ITEM 3. - LEGAL PROCEEDINGS

ITEM 4. – MINE SAFETY DISCLOSURES

PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.

 - SELECTED FINANCIAL DATA

ITEM 7.

 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.

 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    AND FINANCIAL DISCLOSURE

ITEM 9A. - CONTROLS AND PROCEDURES

ITEM 9B. - OTHER INFORMATION

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND

     CORPORATE GOVERNANCE

ITEM 11. - EXECUTIVE COMPENSATION

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     AND RELATED STOCKHOLDER MATTERS

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

     INDEPENDENCE.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15. - EXHIBITS

     SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  DD’s Deluxe Rod Holder, Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Deluxe,” and the “Company”, mean DD’s Deluxe Rod Holder, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2015.  The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.  BUSINESS

Corporate Background

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014.  The Company intends to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”).  The Company’s original provisional patent application was scheduled to expire on January 30, 2016.  On January 28, 2016 the Company filed a new provisional patent application with the USPTO.  On February 24, 2016, the Company converted the provisional patent application into a non-provisional by filing a non-provisional patent application, USPTO.  The Company anticipates the entire process to acquire a non-provisional utility patent will take between 12-18 months.

Current Operations

We are a developmental stage company.  We have conducted limited operations and have had no operating revenues.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

Believing the design of our product is eligible for a utility patent, we have filed a non-provisional patent application with the USPTO.  The Company self-filed the non-provisional patent application via the USPTO’s online electronic filing system.  The filing date, February 24, 2016, establishes the “date” of invention and, if a utility patent is ultimately issued, precludes any opposing claims to the invention subsequent to that date.  The USPTO will respond to the Company by either notifying the Company that its application is incomplete, or the application will be assigned internally within the USPTO to undergo the examination process.  If the application is incomplete the USPTO will provide the Company with a list of deficiencies and the Company will be given an opportunity to correct those deficiencies.  Once the application is complete and assigned to an examiner, the examiner will make an initial determination as to whether our proposed product is eligible for the issuance of a utility patent.  If the examiner initially determines that our proposed product is not eligible to receive a utility patent, the examiner will issue a determination to that effect and explain to the Company the bases for the examiner’s determination.  The Company will then have an opportunity to amend its application and/or respond to the examiner’s bases for its determination.  If the examiner determines that our proposed product is eligible for patent protection then the examiner will issue a notice of allowance which will contain further instructions to complete the process to issue the utility patent covering our proposed product.  If we are successful in obtaining a utility patent for our proposed product, that patent will grant us certain rights regarding the proposed product, including, but not necessarily limited to the rights to, for a period of at least twenty (20) years: exclude others from making, using, selling, offering for sale, importing, or otherwise utilizing, our proposed product without our specific consent.  The Company expects it will take at least 12-18 months to obtain a non-provisional utility patent for our proposed product.

During the next twelve (12) months the Company will work toward identifying and engaging a manufacturer to produce our product and also identifying one or more sporting goods and/or angling equipment wholesaler and/or retailers with which to place our product for sale to the general public.  We will not make any agreements with wholesalers, retailers, or manufacturers until we have achieved success in obtaining a non-provisional utility patent for our proposed product.  We will likely not place any orders with a manufacturer unless and until we have received advance orders of our product from wholesalers and/or retailers.  We currently do not have any agreements with a manufacturer or with any wholesalers or product retailers.  We foresee delivering product to retailers and/or wholesalers within the next twenty-four (24) months.

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

We likely will not place any orders to manufacture our proposed product until we receive advanced sales orders from wholesalers and/or retailers.  At this time, it is impossible to effectively market our product and to know how long it will take us to acquire enough advanced orders to engage in manufacturing our proposed product.  However, our current plan envisions delivering product to wholesalers and/or retailers within twenty-four (24) months.

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

We also intend to market our proposed product via our website and through other forms of direct marketing and distribution such as trade shows, infomercials and social media.  Additionally we intend our future website to contain an online shopping cart component to allow the purchase of our proposed product directly from us through our website.  By self-filing our non-provisional patent application, we have conversed monetary resources that can be re-directed towards other endeavors, including building out our website.  When fully built out, it is intended that our website will contain general information about the Company, its product(s) and operations, the ability to view and purchase our product(s) and information relevant to corporate governance and investor relations.  The Company intends to have its website fully built out and operational by the time it begins placing manufacturing orders for its proposed product.

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

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appears to be correlations between Wildlife-related recreational expenditures in the U.S. in 2001, 2006, and 2011 (in the billion U.S. dollars), by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching, $47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from 2001 to 2006 there is 2.5% increase in total sales.  In the same categories from 2006 to 2011 there is 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011.  It was an increase in 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent $130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

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

The Company provides no assurance it will be able to compete in any of its business areas effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the business, financial condition and operating results.

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

Employees

The Company has no employees other than its executive officers as of the date of this Annual Report on Form 10-K. Deluxe conducts business largely through independent contractor agreements with consultants.

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

ITEM 1A.   RISK FACTORS

The following factors, among others, could cause the actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere from time to time.

Failure to successfully address the risks and uncertainties described below would have a material adverse effect on the Company’s business, financial condition and/or results of operations, and the trading price of the Company’s common stock may decline and investors may lose all or part of their investment.  Deluxe cannot assure readers that the Company will successfully address these risks or other unknown risks that may affect its business.

Risks Related to the Company

The Company has a limited operating history on which to base an evaluation of the business and prospects

The Company has not derived any revenue from operations.  The Company’s operating history has been limited to startup activities, designing its proposed product, filing its S-1 registration statement (declared effective on October 19, 2015), limited market research and the filing of provisional and non-provisional patent applications covering our proposed product.  Such history does not provide a meaningful basis for an evaluation of its prospects for success in obtaining a utility patent for its proposed product and/or successfully manufacturing, marketing and selling its proposed product.  Other than the limited research the Company has conducted on its intended market and existing competitive products, the Company has no means of evaluating the likelihood of success in marketing and delivering its proposed product to the market.  The Company anticipates that it will continue to incur operating costs without realizing any operating revenues during the period it awaits the USPTO determination and sourcing potential manufacturers, wholesalers and retailers for its proposed product.

During the fiscal year ended December 31, 2015, the Company had losses of $39,353 in connection with its operations.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from operations, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business; however, the Company has generated no revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

We will delay adoption of new or revised accounting standards

Deluxe is an emerging growth company.  As an emerging growth company, Deluxe is allowed elect to afford itself of the extended transition period for complying with new or revised accounting standards.  Deluxe has elected to take advantage of this transition period and as a result, we will delay adoption of new or revised accounting standards that have different dates of application for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We May Continue To Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able To Continue Our Business

Since our formation, we have generated no revenues from operations, and have incurred expenses and losses.  In addition, we expect to continue to incur operating losses for the foreseeable future.  As a result, we will need to generate sufficient revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant.  Results of operations will depend upon numerous factors.  Some of these factors, such as market acceptance of our product and competition, are beyond our control.

The Company Is Subject To The Risks Inherent In The Creation Of A New Business

The Company is subject to substantially all of the risks inherent in the creation of a new business.  The implementation of our business strategy is still in the development stage and we are subject to all of the risks inherent in the establishment of a new business venture.

Accordingly, our intended business and operations may not prove to be successful in the near future, if at all.  Any future success that we might enjoy will depend upon numerous factors, many of which may be beyond our control, or which cannot be predicted at this time, and which could have a materially adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

We May Be Subject To Government Laws And Regulations Particular To Our Operations With Which We May Be Unable To Comply

We may not be able to comply with all current and future government regulations which are applicable to our business.  Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental conservation laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts.  There may be additional laws and regulations applicable to our business (patent, environmental, import-export, consumer safety protection, etc.), with which we will be required to comply (See Risk Factors: Climate and Conservation Regulation May Reduce The Number Of Potential Customers).  Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we accurately predict the effect of those regulations on our proposed business activities.  Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Because Our Sole Officer And Director Is A Canadian Resident, And Our Primary Offices Are Located In Canada, Difficulty May Arise In Attempting To Effect Service Of Process In Canada.

Because our sole director and officer is a Canadian resident, and our main offices are located in Canada, difficulty may arise in attempting to effect service of process on either the Company or our sole officer and director or in enforcing a judgment against Deluxe’s assets located outside of the United States.  These difficulties may include: difficulty, by Company shareholders, in enforcing any judgments obtained, in United States’ courts, based upon the civil liability provisions of the U.S. federal securities laws; difficulty, by Company shareholders, in enforcing U.S. federal securities laws based judgments, against our sole officer and director in foreign courts; and difficulty, by Company shareholders, in bringing an original action in foreign courts for the purposes of enforcing, against our sole officer and director, U. S. federal securities laws based judgments.

Sale And Export And Import Of Products To/From A Foreign Country Has Operational Risks That May Not Be Adequately Covered By Insurance

We can give no assurance that we will be adequately insured against all risks or that any policies we own at the time a loss occurs will adequately cover any losses.  Furthermore, in the future we may not be able to obtain adequate insurance coverage at reasonable rates.  We may also be subject to claims by customers involving disputes or situations that are beyond our control including but not necessarily limited to, manufacturing defects, delivery delays or failures, or unauthorized disclosures of our customers’ personal information by third parties.  There is also, because one aspect of our planned business model involves retailing via the internet, the possibility of fraudulent claims or other illicit activities involving our transactions.  Any of these potentialities may give rise to a loss to our Company for which we are not insured, or not adequately insured.

Any Failure To Maintain Adequate Insurance Coverage Could Subject Us To Material Losses Of Income

We do not currently carry any liability, business interruption or other insurance, and therefore, we have no protection against any general, commercial and/or liability claims or any other losses that may negatively impact our ability to generate revenues in the future.  Any claims against us or uninsured losses by us will likely have a material adverse effect on our financial condition.  There can be no assurance that we will be able to obtain insurance on reasonable terms, or at all, at any time in the future.

Our Ability To Generate Revenues Depends Primarily On Our Ability To Execute Our Business Plan

We have not generated any operating revenues to date.  Our ability to generate operating revenues in the future will primarily depend upon our ability to effectively execute our business plan, which in turn depends upon our ability to identify, retain and maintain relationships with one or more of the following: a patent application preparation and filing firm; manufacturers; suppliers; shippers; financial institutions; wholesalers; retailers and other necessary third party product or service providers.  We may not be able to identify and maintain the necessary relationships within our industry.  Our ability to execute our business plan also depends on other factors, including the ability to:

•

negotiate and maintain contracts and agreements with acceptable terms;

•

maintain relationships with professional service providers;

•

control manufacturing and shipping costs;

•

manage cash-flow;

•

hire and train qualified personnel;

•

maintain marketing and website hosting/development costs at affordable rates; and

•

maintain an affordable labor force

The Company’s Ability To Expand Its Operations Will Depend Upon The Company’s Ability To Obtain Additional Capital As Well As To Generate Operating Income

Developing our business will require additional capital in the future.  To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing.  However, we may not be able to generate operating revenues in the foreseeable future and third-party financing may not be available on terms favorable to us, or at all.  Our ability to obtain additional third party funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt or conduct additional offerings of our equity or debt securities.  These factors may make the timing, amount, terms and conditions of additional financings unattractive.  Our inability to raise capital could impede our growth.

Our Sole Officer And Sole Director Currently Beneficially Owns 25% Of The Issued And Outstanding Stock

Presently, the Company’s sole officer and director beneficially owns 1,000,000 shares of the Company’s common stock which amounts to approximately twenty-five percent (25%) of the outstanding common stock of the Company.  Because of such ownership, other shareholders of the Company will have limited control over matters requiring approval by Deluxe’s shareholders, including the election of directors.  Even though our sole officer and director owns less than a majority of our issued and outstanding shares of common stock, he stills remain the single largest beneficial owner of our issued and outstanding shares of common stock and therefore has a disproportionate amount of influence over the Company’s activities and matters requiring a shareholder vote.  Accordingly, while our current sole director and officer cannot control, as a shareholder, who is elected to the board of directors, since this individual is not simply a passive investor but is also active member of Company management, his interests as a director and officer and shareholder may, at times, be adverse to those of merely passive investors. Where those conflicts exist, shareholders will be dependent upon our sole director and officer exercising his fiduciary duties as a director and an officer.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company.  For example, Nevada law provides that approval of a majority of the stockholders is required to remove a director, which may make it more difficult for a third party to gain control of the Company.  This concentration of ownership limits the power to exercise control by the other shareholders.

The Report Of Our Independent Auditors Indicates Uncertainty Concerning Our Ability to Continue As A Going Concern And That May Impair Our Ability To Raise Capital To Fund Our Business Plan

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on acceptable terms, if at all.  Additionally, we cannot assure you that we will ever achieve significant revenues and remain a going concern.  For the year ended December 31, 2015, and the period from inception, September 26, 2014, to the period ended December 31, 2014, the Company had not generated any revenues and had incurred net losses of $39,353 and $8,241, respectively.  The Company will likely need $25,000 to continue its operations for the next 12 months.

The Potential Market Is Limited By The Nature Of The Product

Deluxe is building a business as a developer, marketer and seller of a fishing rod holder for use primarily during ice-fishing.  Because ice-fishing is a winter sport, which in the northern hemisphere corresponds primarily to December, January and February, the potential market is geographically and seasonally limited in nature.  In additional to our market being limited geographically and seasonally, the potential market could also be limited during any particular ice-fishing season due to unfavorable ice-fishing conditions (whether due to climate conditions and/or supply of fish).  Additionally, we have only one proposed product at this time.  If our product does not meet with market approval and/or we do not develop other products, our target market may become more confined as time progresses.  The limited potential market for our product may have a materially negative effect on our ability to generate sufficient revenues to fully implement our business plan and grow our business.

Lack Of Data Related to Specific Target Market

Because we have not been able to find a product similar to ours we are unable to provide statistics that demonstrate any commercial success of a product similar to ours. According to statistics gathered by the American Fishing Association it is estimated that the ice fishing market exceeded $260 Million in 2012 an increase of nearly 10% over 2011.  This figure includes sales from rods, reels, combos, tip-up rods, line, specialized lures, augers, shelters, sleds, and an array of other gear designed specifically for ice-fishing.  Additionally; the states of Minnesota and Wisconsin are believed to contain the highest number of ice anglers, in the U.S., with an estimated 700,000, and 600,000 annual participants respectively.  We have not been able to find specific data associated with a product similar to ours.  The limited general data regarding our intended market and the lack of any data regarding products similar to ours may negatively affect the Company’s ability to formulate a reliable marketing plan, make forecasts and prepare budgets which in turn may negatively affect the Company’s future ability to be successful.  With a lack of data and lack of expertise in the ice anglers market, the Company’s ability to find success remains questionable.

The Company Is Limited By Having Only One Product Which Is Not Yet Patented, And Has Not Yet Been Produced

At this time Deluxe plans to offer only one product; our rod holder designed primarily (but not exclusively) for ice fishing.  Offering only one product limits our potential sources of revenue which could have a materially negative effect on our ability to generate sufficient cash flow to profitably (or at all) operate the Company.  Furthermore, we do not yet possess a utility patent protecting our rights in our proposed product.  If we are unable to obtain a utility patent it will limit our ability to protect our product from potentially being copied by third-parties which in turn could negatively affect our ability to manufacture, market and sell our product.  Finally, we have not yet, to date, produced any units of our proposed product to sell and as such we currently have no ability to generate operating revenues from the sale of our proposed product.  There are no guarantees we will be awarded a utility patent protecting our design or that we will successfully engage a manufacturer to produce any units of our proposed product or that we will be successful in generating any revenues from the sale of our proposed product.  Each of these factors individually, and all of them collectively, could be catastrophic to our business and could force us to cease business activities altogether and result in a total loss of investors’ investment in the Company.

Competitors With More Resources May Force Us Out Of Business

Competition in the industry will likely be based primarily on developing a good reputation by producing a quality product to sell at a reasonable price and providing excellent customer service.  There are approximately thirty already existing companies that manufacture/supply rods, reels, tip-ups, and angling accessories to retailers.  Among them are: Browning, Abu Garcia, Berkley, Daiwa, Eagle Claw, Fishpond, G. Loomis, Gamakatsu, Livingston Lures, Orvis, Penn, Quantum, Rapala, Redington, RIO, Sage, Shakespeare, Shimano, Simms, St. Croix, Storm, Strike King, TFO, VMC Hooks, Zebco, and Zoom, and others.  A competitor may develop a similar or improved product that does not infringe on our design but serves the same purpose as our product.  The risk of having a competitor is compounded by the number of large and small retailers that now manufacture and sell product under their retail company name.  Companies such as: Cabela’s, Bass Pro Shops, Offshore Angler, White River Fly Shop, Sports Authority, DICKS Sporting Goods, and many others, produce products of their own and sell directly to customers.  Aggressive pricing, better customer service better quality products introduced by already existing product suppliers and/or the entrance of new competitors into our markets could reduce our revenue and profit margins.  If the market does not view our product as well made, suitable for its intended use, or a good economic value, or if we experience difficulty in providing a positive buying experience for our customers, then we may have difficulty in generating sufficient operating revenues.  If we are unable to generate sufficient operating revenues we may cease to actively operate our business.

The Costs To Meet Our Reporting And Other Requirements As A Public Company Subject To The Securities And Exchange Act Of 1934 Will Be Substantial

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and we will incur ongoing expenses associated with professional fees for accounting, legal and other related expenses for periodic and annual reports, proxy statements and other reporting and disclosure requirements under the Exchange Act.  We estimate that these accounting, legal and other professional costs could be $15,000 or more per year for the next few years, and will be higher if our business volume and activity increases, but lower during the first years of being public because our overall business volume will be lower.

We May Have Difficulty Attracting And Retaining Management And Outside Independent Members To Our Board Of Directors

Directors and officers of publicly reporting companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and officers are also becoming increasingly concerned with the availability of directors` and officers` liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors` and officers` liability insurance.  If we are unable to provide sufficient directors` and officers` liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified officers and directors to manage the business and affairs of the Company.

We may lose potential independent board members and management candidates to other companies that have better directors` and officers` liability insurance to insure them from liability, or to companies that have greater revenues or have received greater funding to date, which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities, as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Reliance Upon One Individual As President, Treasurer, Secretary And Sole Director Of The Company

Currently one individual serves as the President, Treasurer, Secretary and sole Director of the Company.  In the event this individual becomes unavailable or unable to continue on in this multiple position role, the Company could suffer substantial or irreparable damage and be forced to cease operations.

Our Proposed Product May Not Be Eligible For A Non-Provisional Utility Patent

Although we have filed a non-provisional patent application for our prototype, we may not be successful in obtaining a non-provisional utility patent for our proposed product because another party may obtain a patent for a similar product first, or the United States Patent and Trademark Office may rule that our product is not eligible to receive a patent because it does not meet established requirements for a patent.  Either of these scenarios may have a materially negative effect on our ability to develop and protect a market for our product which would have a materially adverse effect on our ability to generate operating revenues which could result in the Company ceasing active operations.

No Market May Materialize For Our Proposed Product

Even if we obtain a non-provisional patent for our prototype, retain a manufacturer, adequately develop a marketing campaign and even if we have adequate capital to manufacture and market our product, no market may exist or materialize for our product or if a market is developed it may not be sustained.  If we cannot effectively develop or take advantage of any market for our product we will likely not be able to generate sufficient operating capital to continue actively conducting business operations.

The Climate And Ecosystems Related To Fishing May Not Continue To Produce Favorable Conditions

Any changes in the climate and/or other external effects on the ecosystems directly or indirectly related to waterways, bodies of water and fishing may have a negative effect on fish habitats, numbers of available fish, and overall fishing conditions.  If climate change results in a material change in wintertime temperatures, such a change could have a materially negative effect on wintertime fishing conditions and fish habitat.  Similarly, if climate change results in material changes in non-wintertime temperatures, such changes could have a materially negative effect on fishing conditions during non-winter seasons which could negatively affect the potential for sales of our product to non-ice-anglers.  Also, overfishing or an increase in the numbers of predators would also have an adverse effect on the fishing conditions available to potential anglers.  Such negative conditions would likely have a materially negative effect on the market for our product if such a market ever materializes, which in turn would likely have a materially negative impact on our ability to earn operating revenues and our future business prospects.

Climate And Conservation Regulation May Reduce The Number Of Potential Customers

Typically fish numbers are monitored, and fish populations are controlled by the species, size, gender, and the number of fish anglers can keep; however, if a body of water becomes over-fished, local fishing and gaming authorities will usually intervene by enforcing a catch-and-release program or otherwise restricting the ability of anglers to catch fish.  Catch-and-release programs typically equate to little if any fishing in a specified area.  Low fish populations and/or overfishing can result in unfavorable fishing conditions.

Similarly, local, state and or federal government may impose laws and regulations related to climate change that could severely restrict recreational fishing activities in our intended geographical markets.  Such additional regulation and/or unfavorable fishing conditions would have a negative impact on the Company’s ability to compete in the marketplace by reducing demand for our product and could result in the Company ceasing active operations and a total loss of investors’ investment in the Company.

Failure to obtain additional financing

Unless and until the Company is able to generate revenues from operations, the Company’s main potential continuing source of funds will be debt securities and/or additional equity financings which may not be sufficient to sustain operations.  There is no guarantee that the Company, if needed, will be able to raise additional funds through debt and/or equity financing or that any such financing will be able to be obtained on terms beneficial to the Company. If Deluxe is unsuccessful in raising necessary additional funds, the Company will not be able to develop its properties and may be unable to continue as a going concern.

Shareholders’ interests in the Company may be diluted and shareholders may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues.  In order to further expand the Company’s business and meet its objectives, additional capital funding may need to be obtained through the sale and issuance of debt securities and/or additional equity securities.    The Company may also, in the future, grant to some or all of its directors, officers, insiders and key employee/consultants options, or other rights to acquire common or preferred shares in the Company as non-cash incentives.  The issuance of any additional equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares in order to finance its business activities, shareholders’ interests in the Company may be diluted and shareholders may suffer dilution in their net book value per share depending on the price at which such securities are sold.

Conflicts of interest

Certain of the Company’s officers and directors may be or become associated with other businesses and such associations may give rise to conflicts of interests from time to time.  The Company’s directors are required by law to act honestly and in good faith with a view to the Company’s best interests and to disclose any interest, which they may have in any of the Company’s projects or opportunities.  In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

Internal control, fraud detection and financial reporting

Should the Company fail to maintain an effective system of internal controls, it may not be able to detect fraud or report financial results accurately, which could harm the business and could subject the Company to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to perform an evaluation of its internal controls over financial reporting.  The Company is required to have an independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation.  Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  If the independent registered public accounting firm cannot attest to management’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls.  In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Risks Associated with the Company’s Common Stock

You May Not Be Able To Sell Your Shares In DD’s Deluxe Rod Holder, Inc. Because There Is No Public Market For The Company’s Stock

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if it is developed, may not be sustained.  A market maker is needed to file an application with the Financial Industry Regulatory Authority (“FINRA”) on our behalf so that the shares of our common stock may be quoted on an inter-dealer quotation system such as the Over the Counter Bulletin Board (“OTCBB”), OTC Markets or the Nasdaq OMX.  There can be no assurance that a market maker’s application on our behalf will be accepted by FINRA, nor can we estimate as to the time period that the application will require to be completed, submitted or approved (if at all).  If for any reason our common stock is not quoted on an inter-dealer quotation system, a public trading market does not otherwise develop or such a trading market cannot be sustained, or we later become ineligible (after quotation) to continue having our stock quoted on a quotation system, purchasers of the Shares may have difficulty selling their common stock should they desire to do so.  No market makers have committed to becoming market makers for our common stock at this time and none may do so.

Even If A Public Market Develops For Our Common Stock The Market Price Could Fluctuate Significantly

If our common stock ever becomes eligible to be traded, which the Company cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond the Company’s control.  In addition, the market for our stock, if one develops, may experience extreme price and volume fluctuations, which, may have no direct relationship to the operating performance, may negatively affect the market price of the Company’s stock.  Furthermore, because of a limited number of outstanding shares and/or because of a limited number of shareholders, shares of our common stock may be thinly traded and any trades involving shares of our common stock may have the effect of creating a large swing the market price of our common stock.

If We Fail To Remain Current On Our Reporting Requirements It Will Limit The Ability Of Stockholders To Sell Their Securities In The Public Market

Companies trading on inter-dealer quotation systems must be reporting issuers under Section 12 or 15(d) of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on such systems.  If we obtain the ability to have our stock quoted on an inter-dealer quotation system such as the OTCBB, OTC Markets or Nasdaq OMX, and we fail to remain current on our reporting requirements, our stock may no longer be quoted on such quotation system.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to transact in our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock Is Considered A “Penny Stock” And Be Subject To The “Penny Stock” Rules Of The Securities Exchange Commission

The shares of Deluxe common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of the Company’s common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of Deluxe common stock.

Shares Eligible For Future Sale By Our Current Stockholders May Adversely Affect Our Stock Price

Our common stock has not been approved for quotation on any inter-dealer quotation system or trading on any exchange or other trading platform and there is no public market for the shares of our common stock; therefore there has been no trading volume in our common stock.

There is currently no established public trading market for our securities, and an active trading market in our securities may not develop, or, if one develops it may not be sustained.  A market maker is needed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on an inter-dealer quotation system.  There can be no assurance that a market maker’s application will be accepted by FINRA, nor can we estimate as to the time period that the application will require to-be-completed and filed.  If for any reason our common stock is not quoted on an inter-dealer quotation system and/or a public trading market does not otherwise develop or cannot be sustained, purchasers of the shares may have difficulty selling their shares should they desire to do so.  No market makers have committed to becoming market makers for our common stock and none may do so.

In the future, if our common stock becomes eligible for quotation on an inter-dealer quotation system, as we intend but cannot guarantee, any sales of substantial amounts of common stock under SEC Rule 144, or otherwise, could adversely affect the then prevailing market price, if any, of our common stock and could impair our ability to raise capital at that time through any private offering or publicly registered sale of our securities.  As long as these conditions continue, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices, if any, prevailing immediately before such shares are offered.

We Are Unlikely To Pay Dividends

To date, we have not paid, nor do we intend to pay, in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  Investors must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

The Company currently does not own any real property.   The Company conducts its business from office space provided to it, at no cost, by the Company’s President.

ITEM 3.  LEGAL PROCEEDINGS.

Deluxe is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Deluxe and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Deluxe or has a material interest adverse to Deluxe in reference to pending litigation

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Deluxe authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of April 14, 2016, there were 4,000,000 shares of Deluxe common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are not currently listed or quoted via any exchange.  The Company currently does not have a ticker symbol assigned to its shares.  As a result, there is no market information, related to the Company’s shares, as of the date of this filing on Form 10-K.

Transfer Agent:

Island Stock Transfer

15500 Roosevelt Blvd., Suite 301

Clearwater, FL 33760

Dividends

The Company has not declared any dividends on its common stock since inception.  There are no dividend restrictions that limit the Company's ability to pay dividends on common stock in its Articles of Incorporation or Bylaws.  The Corporation's governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends.  Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	the Company would not be able to pay its debts as they become due in the usual course of business; or

(b)

the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Securities Authorized For Issuance Under Stock Option Plan

None.

Recent Sales of Unregistered Securities

On September 26, 2014, the Company accepted a subscription agreement for 1,000,000 shares at $0.01 per share from its sole officer and director, Desmond Deschambeault.  Because the sale of shares to our sole officer and director did not involve a public offering (it was an isolated transaction with no general solicitation) the sale was exempt from registration under Section 4(2) of the Securities Act of 1933.

During the fiscal year ended December 31, 2015 there were no sales of the Company’s unregistered securities.

During the fiscal year ended December 31, 2015, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act.

Use of Proceeds of Sales of Registered Shares

As of April 14, 2016, the Company has sold 3,000,000 of the 10,000,000 shares of its common stock registered with the SEC on form S-1 declared effective on October 19, 2015, raising a total of thirty thousand and no/100 dollars ($30,000.00) (the “Offering Proceeds”).  The entire amount of the Offering Proceeds is currently being held in escrow and no amount of the Offering Proceeds has been utilized by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the year ended	For the period from inception, September 26, 2014 to
	December 31, 2015	December 31, 2014

Revenues	$$ -	$-
Gross profit	-	-
Total operating expenses	39,353	8,241
Loss from operations	(39,353)	(8,241)
NET LOSS	(39,353)	(39,353)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000

Balance Sheet Information:

	December 31, 2015		December 31, 2014
Working capital (deficit)	$$	(37,594)	$1,759
Total assets		-	7,524
Accumulated deficit		(47,594)	(8,241)
Stockholder’s equity (deficit)		(39,353)	(8,241)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Saskatoon, Saskatchewan Canada.  This is the primary administrative office for the Company and is utilized by the Company’s sole officer and director, Desmond Deschambeault.

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

Our plan of operation is to obtain a non-provisional utility patent from the United States Patent and Trademark Office for our fishing rod holder.  We expect this process to take at least twelve (12) to eighteen (18) months.

Based upon our estimated costs we will need at least twenty-five thousand dollars ($25,000) in capital for the next twelve (12) months of operations in order to sustain our business.  This amount of capital will only allow us to put into operation a minimal amount of our business plan.  If we are only able to source a minimal amount of capital our president will have to dedicate more time and remain extremely judicious regarding implementing the plan of operations.  If we are unable to source at least this minimum amount, we will be forced to locate additional sources of capital which may not be available to us on favorable terms or at all.

The Company will not approach companies or commence sales of its prototype until it has obtained a non-provisional utility patent from the United States Patent Office.  On February 24, 2016 the Company submitted its application, for a non-provisional utility patent, to the USPTO.

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

The Company has no plans to hire employees during the next year of operations.  The President has a functional home office where he has all the necessary space and equipment to conduct Deluxe business for at least the next year of operations.  He plans to continue to supply the necessary office space and facilities to the Company for at least the next year of their operations at no cost to the Company.  The President also has access to, and experience with the necessary professional and clerical resources that the Company can engage any time on a fee for service or contractual basis.

For the year ended December 31, 2015, and the period from inception, September 26, 2014, to the period ended December 31, 2014, the Company had not generated any revenues and had incurred net losses of $39,353 and $8,241, respectively.  The Company requires an estimated $25,000 in order to meaningfully carry out its plan of operations for the next year.

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

General and administrative expenses

The following table presents our general and administrative expenses for the year ended December 31, 2015 and for the period from inception, September 26, 2014 to December 31, 2014:

	Period Ended December 31
	2015	2014
Licenses and fee	$700	$489
Other operating expenses	403	15
Total general and administrative expenses	$1,103	$504

Income Taxes

At December 31, 2015, the Company had no operating income.  We have not generated operating income since inception.

Stock Options

The Company granted no stock options to employees or directors during the year ended December 31, 2015.  There remains no unrecognized stock option expense as of December 31, 2015.

Legal and professional fees

The following table presents legal and professional fees for the year ended December 31, 2015 and for the period from inception, September 26, 2014 to December 31, 2014:

	Period Ended December 31
	2015	$2014
Legal fees	$19,980	2,862
Accounting and audit fees	18,270	4,875
Total legal and professional fees	$28,250	$7,737

 LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	December 31,
	2015	2014	Increase (decrease)
Current assets	$-	$7,524	$(2,476)
Current liabilities	37,594	5,765	10,000
Working capital (deficit)	$(37,594)	$1,759	$7,524

Cash Flows

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(7,524)	$(2,476)
Net cash provided by financing activities		10,000
Net increase (decrease) in cash during the period	$-	$7,524

We have no cash assets at December 31, 2015.  We will be reliant upon proceeds raised from the sales of our common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  We currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, we have not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At December 31, 2015, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to shareholders in the event we are unsuccessful in repaying such loans.

There are no guarantees the Company will be able to source any additional funding, of any kind, on terms acceptable to the Company, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

We recognize revenue at the time the product is provided and paid for by the customer.  We follow Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” Issue ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues.  Our service costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping services to the customer is recognized at the time the services are shipped to the customer and our policy is to classify them as shipping expenses.  The cost of shipping services to the customer is classified as a shipping expense.

In addition to the above, ASC 605 address certain criteria for revenue recognition.  ASC 605 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.  Our revenue recognition policies comply with the guidance contained in ASC 605.

Delays in new accounting rules and standards

Deluxe has elected to take advantage of the transition period afforded to emerging growth companies and as a result, we will delay adoption of new or revised accounting standards that have different dates of application for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8 – Financial Statements

Index to Financial Statements:

Audited financial statements as of December 31, 2015, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of December, 31 2015 and December 31, 2014;
3.	Statements of Operations for the year ended December 31, 2015 and for the period from inception, September 26, 2014 to December 31, 2014;
4.	Statements of Cash Flows for the year ended December 31, 2015 and for the period from inception, September 26, 2014 to December 31, 2014;
5.	Statement of Stockholders’ Equity for the year ended December 31, 2015 and for the period from inception, September 26, 2014 to December 31, 2014;
6.	Notes to Financial Statements.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants

dm-t
decoria • maichel • teague

7307 N. Division, Suite 222
Spokane, Washington 99208

Report of Independent Registered Public Accounting Firm

Board of Directors
DD's Deluxe Rod Holder, Inc.

We have audited the accompanying balance sheets of DD's Deluxe Rod Holder, Inc. ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2015, and the period from September 26, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of DD's Deluxe Rod Holder, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015, and the period from September 26, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, P.S.

Spokane, Washington
April 14, 2016

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$-	$7,524
TOTAL CURRENT ASSETS	-	7,524
TOTAL ASSETS	$-	$7,524
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,606	$5,765
Advances payable	19,988	-
TOTAL CURRENT LIABILITIES	37,594	5,765
TOTAL LIABILITIES	37,594	5,765

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(47,594)	(8,241)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(37,594)	1,759
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$-	$7,524

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS

	For the year ended	For the period from inception, September 26, 2014 to
	December 31, 2015	December 31, 2014
OPERATING EXPENSES
Organizational expenses	$-	$2,862
Legal and professional fees	19,980	4,875
Accounting and audit	18,270	200
Licenses and fees	700	289
Other operating expenses	403	15
TOTAL OPERATING EXPENSES	39,353	8,241
NET LOSS	$(39,353)	$(8,241)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS

	For the year ended	For the period from inception, September 26, 2014 to
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(39,353)	$(8,241)
Changes in operating assets and liabilities
Accounts payable	17,606	5,765
Advances payable	19,988	-
Net cash used in operating activities	(7,524)	(2,476)
FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	10,000
Net cash provided by financing activities	-	10,000
NET INCREASE (DECREASE) IN CASH	(7,524)	7,524
CASH – BEGINNING OF PERIOD	7,524	-
CASH – END OF PERIOD	$-	$7,524

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common stock
	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Stockholder’s equity (deficit)
Shares issued for cash	1,000,000	$1,000	$9,000	$-	$10,000
Net loss	-	-	-	(8,241)	(8,241)
Balance - December 31, 2014	1,000,000	1,000	9,000	(8,241)	1,759
Net loss	-	-	-	(39,353)	(39,353)
Balance - December 31, 2015	1,000,000	$1,000	$9,000	$(47,594)	$(37,594)

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of December 31, 2015, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $47,594, and the Company's working capital is a negative $37,594.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to valuation of deferred tax.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2015

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

At December 31, 2015, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2015

NOTE 3 - INCOME TAXES

There was no income tax expense for the periods ended December 31, 2015 and 2014 due to the Company’s net losses.

The components of the Company's net deferred tax asset is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset
Federal net operating losses	$16,658	$2,884
Total deferred tax assets	16,658	2,884
Deferred tax liability	-	-
Net deferred tax asset	16,658	2,884
Valuation allowance	(16,658)	(2,884)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2015 and 2014.  The effective tax rate was 0% for the years ended December 31, 2015 and 2014.

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	December 31,
	2015			2014
Expected income tax benefit	$(13,774)		(35%)	$(2,884)	(35%)
Non-recognition due to increase in valuation account	13,774		35%	2,884	35%
Total income tax benefit	$-	$	-%	$-	-%

At December 31, 2015 and 2014, respectively, the Company had federal and state net operating loss carry forwards of approximately $13,774 and $2,884 which will expire in fiscal years ending December 31, 2029 through December 31, 2030.

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on its results of operations or financial position as of December 31, 2015 or 2014. Therefore, the Company does not have an accrual for uncertain tax positions as December 31, 2015 or 2014.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting December 31, 2014 through December 31, 2015 are open to examination by federal and state taxing agencies.

NOTE 4 – STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock

As of December 31, 2015, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.001 per share for $10,000 which was used for organizational costs and other working capital requirements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2015

Preferred Stock

As of December 31, 2015, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

NOTE 5- SUBSEQUENT EVENTS

On March 1, 2016, the Company entered into a short term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company has the option to extend the term of the line of credit for an additional year to February 28, 2018.  Interest will accrue on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.

As of April 11, 2016, the Company has sold 3,000,000 shares of its common stock, which were registered via Form S-1 declared effective October 19, 2015, for a total of $30,000.  No amount of the proceeds from the sale of the registered shares of common stock has been utilized by the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2015, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the year ended December 31, 2015 there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its President and Treasurer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.*  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Inappropriate Segregation of Duties, as the same officer and director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

Management’s Remediation Initiatives.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of December 31, 2015.

Changes in internal controls over financial reporting

None

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Desmond Deschambeault	39	Chairman of the Board, President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Desmond Deschambeault- Chairman, President, Secretary and Treasurer

Mr. Deschambeault has 20 years’ experience in customer service and has spent the last 15 years operating his construction business: Can-Do Construction.  Although he has no formal education, past graduating from high school, he has extensive experience working with layout, design, construction, fabrication, manufacturing, marketing, project management, business development, management and customer service.  Mr. Deschambeault’s design, fabrication and manufacturing experience crosses several mediums including wood, sheet metal, earth and encompasses the creation of numerous tools, mechanisms and solutions related to the construction industry.

TERM OF OFFICE

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company's Bylaws. The Company's officers are appointed by the board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees other than its sole officer and director.

AUDIT COMMITTEE

Deluxe is not a listed issuer and as such the Company's Board of Directors is not required to maintain a separately-designated standing audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

The Company does not currently have a class of its shares which is registered pursuant to the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholder are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended December 31, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Desmond Deschambeault Sole Officer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Director Compensation

Our sole director and officer does not receive any compensation for serving in those capacities.  During the year ended December 31, 2015, there were no other arrangements between us and our sole director and officer that resulted in our making payments to our director and officer for any services provided to us by him as a director or officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of December 31, 2015, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of December 31, 2015 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Desmond Deschambeault, Unit 171-2A-15 Worobetz Place, Saskatoon, SK S7L6R4	1,000,000	25%
Common stock	All Directors and Officers as a Group	1,000,000	25%

5% STOCKHOLDERS
Common stock	Desmond Deschambeault

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described elsewhere in this report on Form 10-K, none of the following parties has, since the Company's date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(i)	Any of the Company's directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's outstanding shares of common stock;
(iv)	Any of the Company's promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

The Company’s common stock is not quoted or listed via any exchange and therefore the Company is not subject to any director independence requirements.

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2015 and the period from inception of September 26, 2014 to December 31, 2014 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended	For the period from inception, September 26, 2014 to
	December 31, 2015	December 31, 2014
Audit fees (1)	$11,300	$-
Audit-related fees (2)	2,770	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$14,070	$-

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

 PART IV

ITEM 15.  EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DD’S DELUXE ROD HOLDER, INC.

Date:		/s/ Desmond Deschambeault

	By:	Desmond Deschambeault
President and Director
(Principal Executive Officer)

Date:		/s/ Desmond Deschambeault

	By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	By:	/s/ Desmond Deschambeault

Desmond Deschambeault President and Director
(Principal Executive Officer )

Date:		/s/ Desmond Deschambeault

	By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)