Form 10-Q
period 2016-03-31
DD's Deluxe Rod Holder, Inc.
filed 2016-05-16
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2016

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

As of May 01, 2016 there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT MARCH 31, 2016

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2016

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$30,000	$-
Prepaid expenses	3,000
TOTAL CURRENT ASSETS	33,000	-
TOTAL ASSETS	$33,000	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit	$29,138	$-
Accounts payable	24,951	17,606
Advances payable	-	19,988
TOTAL CURRENT LIABILITIES	54,089	37,594
TOTAL LIABILITIES	54,089	37,594

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none
issued and outstanding.	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized;
4,000,000 and 1,000,000 shares issued and outstanding, respectively	4,000	1.000
Additional paid-in capital	36,000	9,000
Accumulated deficit	(61,089)	(47,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(21,089)	(37,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,000	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
OPERATING EXPENSES
Legal and professional fees	$8,005	$7,149
Accounting and audit fees	1,000	7,500
General and administrative	3,638	-
TOTAL OPERATING EXPENSES	12,643	14,649
OTHER EXPENSE
Interest expense	852	-
NET LOSS	$(13,495)	$(14,649)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	2,681,319	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,495)	$(14,649)
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	-
Accounts payable	7,345	7,125
Advances payable	8,298	-
Net cash used in operating activities	(852)	(7,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	852	-
Proceeds from sale of stock	30,000	-
Net cash provided by financing activities	30,852	-
NET INCREASE (DECREASE) IN CASH	30,000	(7,524)
CASH – BEGINNING OF PERIOD	-	7,524
CASH – END OF PERIOD	$30,000	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$28,286	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its website, which will be located at the domain “deluxerodholder.com,” a fishing rod holder primarily for use the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2016, and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The operating and financial results for the Company for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of March 31, 2016, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $61,089 and the Company's working capital is a negative $21,089.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

March 31, 2016

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Reclassifications

Certain reclassifications have been made to conform data from prior periods to the current presentation.  These reclassifications have no effect on the results of operations, accumulated deficit or cash flows.

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

At March 31, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.  The Company has no potentially dilutive securities such as options, warrants, or convertible debt currently issued and outstanding.  Consequently, basic and diluted earnings per share are the same, as shown in the Statement of Operations.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

March 31, 2016

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company has the option to extend the term of the line of credit for an additional year to February 28, 2018.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Crest previously had made advances to the Company.  As of March 1, 2016, advances payable of $28,286 were rolled into the line of credit.

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

Corporate Background

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014.  The Company intends to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”).  The Company’s original provisional patent application was scheduled to expire on January 30, 2016.  On January 28, 2016 the Company filed a new provisional patent application with the USPTO.  On February 24, 2016, the Company filed its non-provisional patent application with the USPTO.  The Company anticipates the entire process to acquire a non-provisional utility patent will take between 12-18 months.

Current Operations

The Company is a developmental stage company.  The Company has conducted limited operations and have had no operating revenues.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

General and administrative expenses

The Company incurred general and administrative expenses of $3,638 for the three months ended March 31, 2016.  General and administrative expenses consisted of $1,778 for supplies expenses related to stock certificates and administrative public company costs of share issuances.  The Company spent $1,860 for application fees on patents during the three months ended March 31, 2016.

Legal and professional fees

The following table presents legal and professional fees for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Increase (decrease)
Legal fees	$8,005	$7,149	$856
Accounting and audit fees	1,000	7,500	(6,500)
Total legal and professional fees	$9,005	$14,649	$(5,644)

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	March 31,
	2016	2015
Current assets	$33,000	$-
Current liabilities	54,089	37,594
Working capital (deficit)	$(21,089)	$(37,594)

Cash Flows

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(852)	$(7,524)
Net cash provided by financing activities	30,852	-

Net increase (decrease) in cash during the period	$30,000	$(7,524)

The Company has $30,000 in cash at March 31, 2016.  The Company will be reliant upon proceeds raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At March 31, 2016, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of March 31, 2016.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended March 31, 2016.

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

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015 which was filed with the SEC on April 15, 2016.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2016.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	May 14, 2016	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer )

Date:	May 14, 2016		/s/ Desmont Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)