Form 10-Q
period 2016-06-30
DD's Deluxe Rod Holder, Inc.
filed 2016-08-15
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016 there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JUNE 30, 2016 AND DECEMBER 31, 2015

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,500	$-
Prepaid expenses	900
TOTAL CURRENT ASSETS	19,400	-
TOTAL ASSETS	$19,400	$-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit	$30,626	$-
Legal fees payable	31,537	17,606
Advances payable	-	19,988
TOTAL CURRENT LIABILITIES	62,163	37,594
TOTAL LIABILITIES	62,163	37,594

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none
issued and outstanding.		-
Common Stock, $.001 par value; 100,000,000 shares authorized;	-
4,000,000 and 1,000,000 shares issued and outstanding, respectively	4,000	1.000
Additional paid-in capital	36,000	9,000
Accumulated deficit	(82,763)	(47,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,763)	(37,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,400	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING EXPENSES
Legal expense	$11,536	$4,960	$19,541	$12,109
Accounting and audit fees	9,100	5,050	10,100	12,550
General and administrative	675	3,638	4,313	-
TOTAL OPERATING EXPENSES	21,311	13,648	33,954	24,659
LOSS FROM OPERATIONS	(21,311)	(13,648)	(33,954)	(24,659)
OTHER INCOME (EXPENSE)
Interest expense	(363)	-	(1,215)	-
NET LOSS	$(21,674)	$(13,648)	$(35,169)	$(24,659)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average number shares outstanding	4,000,000	1,000,000	3,340,659	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net los	$(35,169)	$(24,659)
Changes in operating assets and liabilities:
Prepaid expenses	(900)	-
Accounts payable	13,931	17,135
Advances payable	8,298	-
Net cash used in operating activities	(13,840)	(7,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,340	-
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	32,340	-
NET INCREASE (DECREASE) IN CASH	18,500	(7,524)
CASH – BEGINNING OF PERIOD	-	7,524
CASH – END OF PERIOD	$18,500	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$28,286	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

June 30, 2016

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its website Deluxerodholder.com, a fishing rod holder primarily for use in the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the three and six  months ended June 30, 2016 and 2015. The operating and financial results for the Company for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of June 30, 2016, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $82,763 and the Company's working capital is a negative $42,763.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Start-up Costs

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

June 30, 2016

In accordance with ASC 720-15-20, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Fair Value Measures

ASC Topic 820 "Fair Value Measurements" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

At June 30, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for a total of $30,000.

As of June 30, 2016, the Company has 4,000,000 shares of common stock authorized with a par value of $0.01 per share.

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

Current Operations

The Company is a developmental stage company.  The Company has conducted limited operations and has had no operating revenues.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

We also intend to market our proposed product via our website and through other forms of direct marketing and distribution such as trade shows, infomercials and social media.  Additionally we intend our future website to contain an online shopping cart component to allow the purchase of our proposed product directly from us through our website.  By self-filing our non-provisional patent application, we have conserved monetary resources that can be re-directed towards other endeavors, including building out our website.  When fully built out, it is intended that our website will contain general information about the Company, its product(s) and operations, the ability to view and purchase our product(s) and information relevant to corporate governance and investor relations.  The Company intends to have its website fully built out and operational by the time it begins placing manufacturing orders for its proposed product.

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

Operating expenses

The Company incurred total operating expenses of $21,311 for the three months ended June 30, 2016 compared to $13,648 for the three months ended June 30, 2015, an increase of $7,663.

Legal and professional fees

The following table presents legal and professional fees for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015	Increase (decrease)
Legal fees	$11,536	$4,960	$6,576
Accounting and audit fees	9,100	5,050	4,050
Total legal and professional fees	$20,636	$10,010	$10,626

The following table presents legal and professional fees for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015	Increase (decrease)
Legal fees	$19,541	$12,109	$7,432
Accounting and audit fees	10,100	12,550	(2,450)
Total legal and professional fees	$29,641	$24,659	$4,982

Legal fees increased $6,576 and $7,432 for the three and six months ended June 30, 2016, respectively compared to the same periods ended June 30, 2015.  The increase is primarily related to legal costs associated with documentation of private placement and due diligence costs related to securing approval from financial regulatory agencies.

Accounting and audit fees increased $4,050 for the three months ended June 30, 2016 compared to June 30, 2015, as a result of audit fee incurred during the quarter.  For the six months ended June 30, 2016, accounting and audit fees decreased $2,450.

General and administrative expenses

The Company incurred general and administrative expenses of $675 for the three months ended June 30, 2016.  General and administrative expenses consisted of $1,778 for supplies expenses related to stock certificates and administrative public company costs of share issuances.  The Company spent $1,860 for application fees on patents during the three months ended June 30, 2016.

LIQUIDITY AND FINANCIAL CONDITION

Working capital	June 30,
	2016	2015
Current assets	$19,400	$-
Current liabilities	62,163	37,594
Working capital (deficit)	$(42,763)	$(37,594)

Cash Flows	Three months ended June 30,
	2016	2015
Net cash used in operating activities	$(13,840)	$(17,534)
Net cash provided by financing activities	32,340	-
Net increase (decrease) in cash during the period	$18,500	$(17,534)

The Company has $18,500 in cash at June 30, 2016.  The Company will be reliant upon proceeds raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At June 30, 2016, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of June 30, 2016.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended June 30, 2016.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended June 30, 2016.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	August 11, 2016	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer )

Date:	August 11, 2016		/s/ Desmond Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)