Form 10-Q
period 2016-09-30
DD's Deluxe Rod Holder, Inc.
filed 2016-11-14
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,092	$-
TOTAL CURRENT ASSETS	14,092	-
OTHER ASSETS	1,860	-
TOTAL ASSETS	$15,952	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$30,449	$-
Legal fees payable	35,140	17,606
Accrued interest payable	1,617	-
Advances payable	-	19,988
TOTAL CURRENT LIABILITIES	67,206	37,594
TOTAL LIABILITIES	67,206	37,594

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares
authorized, none issued and outstanding.	-	-
Common Stock, $.001 par value; 100,000,000 shares
authorized; 4,000,000 and 1,000,000 shares issued and
outstanding, respectively.	4,000	1,000
Additional paid-in capital	36,000	9,000
Accumulated deficit	(91,254)	(47,594)
TOTAL STOCKHOLDERS’DEFICIT	(51,254)	(37,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,952	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,			Nine months ended September 30,
	2016		2015	2016	2015
OPERATING EXPENSES
Legal expense		$4,111	$3,283	$23,652	$15,392
Accounting and audit fees		4,800	3,120	14,900	15,670
General and administrative		(822)	1,103	3,491	1,103
TOTAL OPERATING EXPENSES		8,089	7,506	42,043	32,165
LOSS FROM OPERATIONS		(8,089)	(7,506)	(42,043)	(32,165)
OTHER INCOME (EXPENSE)
Interest expense		(402)	-	(1,617)	-
NET LOSS		$(8,491)	$(7,506)	$(43,660)	$(32,165)
Basic and diluted loss per share	$	Nil	$(0.01)	$(0.01)	$(0.03)
Basic and diluted weighted average number shares outstanding		4,000,000	1,000,000	3,562,044	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,660)	$(32,165)
Changes in operating assets and liabilities:
Legal fees payable	17,534
Accrued interest payable	1,617
Advances payable	8,298	24,641
Net cash used in operating activities	(16,211)	(7,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to other assets	(1,860)	-
Net cash used in investing activities	(1,860)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,163	-
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	32,163	-
NET INCREASE (DECREASE) IN CASH	14,092	(7,524)
CASH – BEGINNING OF PERIOD	-	7,524
CASH – END OF PERIOD	$14,092	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$28,286	$-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2016

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its website Deluxerodholder.com, a fishing rod holder primarily for use the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for the three and nine months ended September 30, 2016 and 2015. The operating and financial results for the Company for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of September 30, 2016, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $91,254 and the Company's working capital is a negative $53,114.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2016

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

Fair Value Measurements

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

At September 30, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2016

actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company has the option to extend the term of the line of credit for an additional year to February 28, 2018.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Crest previously had made advances to the Company.  As of March 1, 2016, advances payable of $28,286 were transferred into the line of credit.

As of September, 30, 2016, the balance of the Line of Credit was $30,449.  Accrued interest of $1,617 is also recorded.  For the three and nine months ended September 30, 2016, the Company recognized interest expense of $402 and $1,617, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On February 9, 2016, the Company issued 3,000,000 shares of its common stock at $0.01 per share for a total of $30,000.

As of September 30, 2016, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

•

Risks related to the Company’s management residing in Canada;

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

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appear to be correlations among various categories of Wildlife-related recreational expenditures in the U.S. during the years  2001, 2006, and 2011 (in the billion U.S. dollars), by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching,

$47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from 2001 to 2006 there was a  2.5% increase in total sales.  In the same categories from 2006 to 2011 there was a 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011.  It was an increase in 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent $130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

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

Office and Other Facilities

DD’s Deluxe Rod Holder, Inc. currently maintains its administrative offices, at no cost to the Company, in space provided to it by the Company’s sole officer and director, who is also the Company’s largest shareholder.  The telephone number is (306) 716-5372.  Deluxe does not currently own title to any real property.

Employees

The Company has no employees other than its executive officers as of the date of this Annual Report on Form 10-Q. Deluxe conducts business largely through independent contractor agreements with consultants.

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

The Company will not approach manufacturing companies or commence sales of its prototype until it has obtained a non-provisional utility patent from the United States Patent Office.  On February 24, 2016 the Company submitted its application, for a non-provisional utility patent, to the USPTO.

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

The Company has no plans to hire employees during the next year of operations.  The Company’s president has a functional home office where he has all the necessary space and equipment to conduct Deluxe business for at least the next year of operations.  He plans to continue to supply the necessary office space and facilities to the Company for at least the next year of their operations at no cost to the Company.  The President also has access to, and experience with the necessary professional and clerical resources that the Company can engage any time on a fee for service or contractual basis.

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

RESULTS OF OPERATIONS

The Company has earned no revenues from operations since its inception and does not anticipate earning any revenues, from operations, for the foreseeable future.  DD’s Deluxe Rod Holder, Inc. is a development stage company and presently is engaged in the business of developing a fishing rod holder primarily for use in the sport of ice fishing.

Operating expenses

The Company incurred total operating expenses of $8,089 for the three months ended September 30, 2016 compared to $7,506 for the three months ended September 30, 2015, an increase of $583.

For the nine months ended September 30, 2016 incurred total operating expenses of $42,043, an increase of $9,878 compared to $32,165 for the nine months ended September 30, 2015.

Legal and professional fees

The following table presents legal and professional fees for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015	Increase (decrease)
Legal fees	$4,111	$3,283	$828
Accounting and audit fees	4,800	3,120	1,680
Total legal and professional fees	$8,911	$6,403	$2,508

The following table presents legal and professional fees for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015	Increase (decrease)
Legal fees	$23,652	$15,392	$8,260
Accounting and audit fees	14,900	15,670	(770)
Total legal and professional fees	$38,552	$31,062	$7,490

Legal fees increased $828 and $8,260 for the three and nine months ended September 30, 2016, respectively compared to the same periods ended September 30, 2015.  The increase is primarily related to legal costs associated with documentation of sales of common stock registered via Form S-1 and due diligence costs related to securing approval from financial regulatory agencies.

Accounting and audit fees increased $1,680 for the three months ended September 30, 2016 compared to September 30, 2015, because of audit fees incurred during the quarter.  For the nine months ended September 30, 2016, accounting and audit fees decreased $770.

General and administrative expenses

The Company incurred general and administrative expenses of ($822) for the three months ended September 30, 2016, respectively as a result of reclassification of other assets previously expensed in a prior quarter.

During the nine months ended September 30, 2016, general and administrative expenses increased $2,388 from over the nine months ended September 30, 2015.  The increase included $1,778 for supplies expenses related to stock certificates and administrative public company costs of share issuances.

LIQUIDITY AND FINANCIAL CONDITION

Working capital	September 30,
	2016	2015
Current assets	$14,092	$-
Current liabilities	67,206	37,594
Working capital (deficit)	$(53,114)	$(37,594)

Cash Flows	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(16,211)	$(7,524)
Net cash used in investing activities	(1,860)	-
Net cash provided by financing activities	32,163	-
Net increase (decrease) in cash during the period	$14,092	$(7,524)

The Company has $14,092 in cash at September 30, 2016.  The Company will be reliant upon proceeds previously raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Quarterly Report on Form 10-Q or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At September 30, 2016, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of September 30, 2016.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended September 30, 2016.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended September 30, 2016.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	November 10, 2016	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer )

Date:	November 10, 2016		/s/Desmond Deschameault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)