Form 10-K
period 2016-12-31
DD's Deluxe Rod Holder, Inc.
filed 2017-03-30
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2016

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on June 30, 2016, was $0.00 (There was no bid or ask price of our common shares during this quarter.)

As of  March 7, 2017 there were 4,000,000 shares of issuer’s common stock outstanding

DD’S DELUXE ROD HOLDER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED December 31, 2016

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2016.  The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.  BUSINESS

Corporate Background

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014.  The Company intends to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”).  The Company’s original provisional patent application was scheduled to expire on January 30, 2016.  On January 28, 2016 the Company filed a new provisional patent application with the USPTO.  On February 24, 2016, the Company converted the provisional patent application by filing a non-provisional patent application with the USPTO.  The Company anticipates the entire process to acquire a non-provisional utility patent will take between 18-24 months from the date of filing the non-provisional patent application.

Current Operations

We are a developmental stage company.  We have conducted limited operations and have had no operating revenues.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Deluxe is building a business as a developer and seller of a fishing rod holder for use primarily for ice fishing.  Although the fishing rod holder can be used any time of the year and on almost any solid, relatively flat surface (such as a dock during non-winter months), our primary target market is ice anglers.  What we refer to as a fishing rod holder includes a platform base connected to a tube that holds the rod, a split key ring affixed to an eye bolt, a bent metal mechanism which we have described as the “fishing-rod-eyelet-catch,” an optional alarm bell, and a coarsely-threaded screw which enables the end-user to stabilize the unit and/or affix the base of the unit to ice, wood, foam, metal, and a range of other hard surfaces.  When a fish is hooked, the fishing-rod-eyelet-catch releases from the flexed rod allowing the stored elastic energy in the flexed rod to expend, visually alerting the fisherman.  The rod-holder will include a small metal bell and fisherman will have the option to attach it to the rod which will further alert the angler when a fish is hooked and the rod is released from the eyelet-catch.  The eyelet-catch is a bendable metal rod which allows the fisherman to adjust the sensitivity of the catch system: a decrease in the angle of the eyelet-catch makes the system more sensitive, and an increase in the angle of the eyelet-catch makes it less sensitive.  A more sensitive eyelet-catch will make it easier for small fish to disengage the eyelet-catch; and a less sensitive eyelet-catch will make it more difficult to disengage the fishing rod enabling only larger fish to do so.

Believing the design of our product is eligible for a utility patent, we have filed a non-provisional patent application with the USPTO.  The Company self-filed the non-provisional patent application via the USPTO’s online electronic filing system.  The filing date, February 24, 2016, establishes the “date” of invention and, if a utility patent is ultimately issued, precludes any opposing claims to the invention subsequent to that date.  The USPTO will respond to the Company by either notifying the Company that its application is incomplete, or the application will be assigned internally within the USPTO to undergo the examination process.  If the application is incomplete the USPTO will provide the Company with a list of deficiencies and the Company will be given an opportunity to correct those deficiencies.  Once the application is complete and assigned to an examiner, the examiner will make an initial determination as to whether our proposed product is eligible for the issuance of a utility patent.  If the examiner initially determines that our proposed product is not eligible to receive a utility patent, the examiner will issue a determination to that effect and explain to the Company the bases for the examiner’s determination.  The Company will then have an opportunity to amend its application and/or respond to the examiner’s bases for its determination.  If the examiner determines that our proposed product is eligible for patent protection then the examiner will issue a notice of allowance which will contain further instructions to complete the process to issue the utility patent covering our proposed product.  If we are successful in obtaining a utility patent for our proposed product, that patent will grant us certain rights regarding the proposed product, including, but not necessarily limited to the rights to, for a period of at least twenty (20) years: exclude others from making, using, selling, offering for sale, importing, or otherwise utilizing, our proposed product without our specific consent.  To date the Company has not received any communication from the USPTO regarding its non-provisional patent application.  Because the Company has received no communication from the USPTO regarding its non-provisional patent application, the Company estimates it will take at least 18-24 months, from the date of filing, to obtain a non-provisional utility patent for our proposed product.

During the next twelve (12) months the Company will work toward identifying and engaging a manufacturer to produce our product and also identifying one or more sporting goods and/or angling equipment wholesaler and/or retailers with which to place our product for sale to the general public.  We will not make any agreements with wholesalers, retailers, or manufacturers until we have achieved success in obtaining a non-provisional utility patent for our proposed product.  We will likely not place any orders with a manufacturer unless and until we have received advance orders of our product from wholesalers and/or retailers.  We currently do not have any agreements with a manufacturer or with any wholesalers or product retailers.  Because of the Company’s change in estimated time to receive a utility patent for its proposed product, we now foresee delivering product to retailers and/or wholesalers within the next thirty-six (36) months.

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

We likely will not place any orders to manufacture our proposed product until we receive advanced sales orders from wholesalers and/or retailers.  At this time, it is impossible to effectively market our product and to know how long it will take us to acquire enough advanced orders to engage in manufacturing our proposed product.  However, our current plan envisions delivering product to wholesalers and/or retailers within thirty-six (36) months.

Our business plan calls for us to approach manufacturers, wholesalers and retailers with existing reputations for quality, customer service, ease of shopping experience and economic value.  Because we are a development stage company, it will be important for us to work with others who have positive reputations in order to give consumers confidence in our product and business.  We have identified companies which we believe have positive reputations, but currently do not have working relationships with any manufacturers, wholesalers or retailers.  Because of the Company’s change in estimated time to receive a utility patent for its proposed product, we now intend to have working relationships with one or more parties to manufacture, wholesale, and/or retail our proposed product within 24 months.

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

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appears to be correlations between Wildlife-related recreational expenditures in the U.S. in 2001, 2006, and 2011 (in the billion U.S. dollars), by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching, $47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from

2001 to 2006 there was a 2.5% increase in total sales.  In the same categories from 2006 to 2011 there was a 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011, which constituted an increase of 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent $130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

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

The Company currently has no employees and has no plans to hire any employees during the next twelve (12) months of operation.  Deluxe intends to use contracted services to conduct all aspects of its business.

Office and Other Facilities

DD’s Deluxe Rod Holder, Inc. currently maintains its administrative offices, at no cost to the Company, in space provided to it by the Company’s sole officer, director and single largest shareholder.  The telephone number is (306) 716-5372.  Deluxe does not currently own title to any real property.

Employees

The Company has no employees other than its executive officer as of the date of this Annual Report on Form 10-K. Deluxe conducts business largely through independent contractor agreements with consultants.

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

During the fiscal year ended December 31, 2016, the Company had losses of $39,353 in connection with its operations.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from operations, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Our Sole Officer And Sole Director Currently Beneficially Owns 25% Of The Issued And Outstanding Stock

Presently, the Company’s sole officer and director beneficially owns 1,000,000 shares of the Company’s common stock which amounts to twenty-five percent (25%) of the outstanding common stock of the Company.  Because of such ownership, other shareholders of the Company will have limited control over matters requiring approval by Deluxe’s shareholders, including the election of directors.  Even though our sole officer and director owns less than a majority of our issued and outstanding shares of common stock, he stills remain the single largest beneficial owner of our issued and outstanding shares of common stock and therefore has a disproportionate amount of influence over the Company’s activities and matters requiring a shareholder vote.  Accordingly, while our current sole director and officer cannot control, as a shareholder, who is elected to the board of directors, since this individual is not simply a passive investor but is also active member of Company management, his interests as a director and officer and shareholder may, at times, be adverse to those of merely passive investors. Where those conflicts exist, shareholders will be dependent upon our sole director and officer exercising his fiduciary duties as a director and an officer.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company.  For example, Nevada law provides that approval of a majority of the stockholders is required to remove a director, which may make it more difficult for a third party to gain control of the Company.  This concentration of ownership limits the power to exercise control by the other shareholders.

The Report Of Our Independent Auditors Indicates Uncertainty Concerning Our Ability to Continue As A Going Concern And That May Impair Our Ability To Raise Capital To Fund Our Business Plan

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on acceptable terms, if at all.  Additionally, we cannot assure you that we will ever achieve significant revenues and remain a going concern.  For the year ended December 31, 2016, and, 2015, the Company had not generated any revenues and had incurred net losses of $49,527 and $39,353, respectively.  The Company will likely need $25,000 to continue its operations for the next 12 months.

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

Competitors With More Resources May Force Us Out Of Business

Competition in the industry will likely be based primarily on developing a good reputation by producing a quality product to sell at a reasonable price and providing excellent customer service.  There are approximately thirty (30) already existing companies that manufacture/supply rods, reels, tip-ups, and angling accessories to retailers.  Among them are: Browning, Abu Garcia, Berkley, Daiwa, Eagle Claw, Fishpond, G. Loomis, Gamakatsu, Livingston Lures, Orvis, Penn, Quantum, Rapala, Redington, RIO, Sage, Shakespeare, Shimano, Simms, St. Croix, Storm, Strike King, TFO, VMC Hooks, Zebco, and Zoom, and others.  A competitor may develop a similar or improved product that does not infringe on our design but serves the same purpose as our product.  The risk of having a competitor is compounded by the number of large and small retailers that now manufacture and sell product under their retail company name.  Companies such as: Cabela’s, Bass Pro Shops, Offshore Angler, White River Fly Shop, Big 5 Sporting Goods, Sportsman’s Warehouse, DICKS Sporting Goods, and many others, produce products of their own and sell directly to customers.  Aggressive pricing, better customer service better quality products introduced by already existing product suppliers and/or the entrance of new competitors into our markets could reduce our revenue and profit margins.  If the market does not view our product as well made, suitable for its intended use, or a good economic value, or if we experience difficulty in providing a positive buying experience for our customers, then we may have difficulty in generating sufficient operating revenues.  If we are unable to generate sufficient operating revenues we may cease to actively operate our business.

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

Even If A Public Market Develops For Our Common Stock The Market Price Could Fluctuate Significantly

If our common stock ever becomes eligible to be traded, which the Company cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond the Company’s control.  In addition, the market for our stock, if one develops, may experience extreme price and volume fluctuations, which, may have no direct relationship to the operating performance, may negatively affect the market price of the Company’s stock.  Furthermore, because of a limited number of outstanding shares and/or because of a limited number of shareholders, shares of our common stock may be thinly traded and any trades involving shares of our common stock may have the effect of creating a large swing in the market price of our common stock.

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

General

Deluxe authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 7, 2017, there were 4,000,000 shares of Deluxe common stock issued and outstanding. The Company has not issued any shares of preferred stock.

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

During the fiscal year ended December 31, 2016 there were no sales of the Company’s unregistered securities.

Use of Proceeds of Sales of Registered Shares

The Company sold 3,000,000 of the 10,000,000 shares of its common stock registered with the SEC on form S-1 declared effective on October 19, 2015, raising a total of thirty thousand and no/100 dollars ($30,000.00) (the “Offering Proceeds”).  The Company has used, and will continue to use, the Offering Proceeds for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the year ended		For the year ended
	December 31, 2016		December 31, 2015

Revenues	$$	-	$-
Gross profit		-	-
Total operating expenses		(47,506)	39,353
Loss from operations		(47,506)	(39,353)
Other expense		(2,021)	-
NET LOSS	$$	(49,527)	$(39,353)

NET LOSS PER SHARE - BASIC AND DILUTED		$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		3,672,131	1,000,000

Balance Sheet Information:

	December 31, 2016		December 31, 2015
Working capital (deficit)	$$	(58,981)	$(37,594)
Total assets		12,752	-
Accumulated deficit		(97,121)	(47,594)
Stockholder’s equity (deficit)		(57,121)	(37,594)

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

Our plan of operation is to obtain a non-provisional utility patent from the United States Patent and Trademark Office for our fishing rod holder.  We expect this process to take at least eighteen (18) to twenty-four(24) months.

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

The Company will not approach companies or commence sales of its prototype until it has obtained a non-provisional utility patent from the United States Patent Office.  On February 24, 2016 the Company submitted its application, for a non-provisional utility patent, to the USPTO.  To date, the Company has received no communication from the USPTO regarding its application for a non-provisional utility patent.

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

Operating expenses

The following table presents our operating expenses for the years ended December 31, 2016 and December 31, 2015:

	For the year ended December 31,
	2016	2015	Increase (decrease)
Legal and professional fees	$25,965	$19,980	$5,985
Accounting and audit fees	16,600	18,270	(1,670)
Transfer agent and public company expense	4,053	700	2,988
General and administrative	888	403	850
Total operating expenses	$47,506	$39,353	8,153

Income Taxes

At December 31, 2016, the Company had no operating income.  We have not generated operating income since inception.

Stock Options

The Company granted no stock options to employees or directors during the year ended December 31, 2016.  There remains no unrecognized stock option expense as of December 31, 2016.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	December 31,
	2016	2015	Increase (decrease)
Current assets	$10,892	$-	$10,892
Current liabilities	69,873	37,594	(32,279)
Working capital (deficit)	$(58,981)	$(37,594)	$(21,387)

Cash Flows

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(19,411)	$(7,524)
Net cash used in investing activities	(1,860)
Net cash provided by financing activities	32,163	-
Net increase (decrease) in cash during the period	$10,892	$(7,524)

We will be reliant upon proceeds raised from the sales of our common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  We currently have no plans to conduct additional offerings of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, we have not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At December 31, 2016, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to shareholders in the event we are unsuccessful in repaying such loans.  The Company maintains a line of credit with Crest Business Solutions, LLC (Note 3) under which the Company may borrow up to $50,000.  As of December 31, 2016, the balance on the line of credit was $32,470 which included accrued interest payable of $2,021.

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

ITEM 8 – Financial Statements

Index to Financial Statements:

Audited financial statements as of December 31, 2016, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of December, 31 2016 and December 31, 2015;
3.	Statements of Operations for the years ended December 31, 2016 and December 31, 2015;
4.	Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015;
5.	Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2016 and December 31, 2015;
6.	Notes to Financial Statements.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DD's Deluxe Rod Holder, Inc.

We have audited the accompanying balance sheets of DD's Deluxe Rod Holder, Inc. ("the Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DD's Deluxe Rod Holder, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 28, 2017

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$10,892	$-
TOTAL CURRENT ASSETS	10,892	-
INTANGIBLE ASSETS:	1,860
TOTAL ASSETS	$12,752	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$30,449	$-
Legal fees payable	37,403	17,606
Accrued interest payable	2,021	-
Advances payable	-	19,988
TOTAL CURRENT LIABILITIES	69,873	37,594
TOTAL LIABILITIES	69,873	37,594

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 4,000,000 and 1,000,000 shares issued and outstanding, respectively	4,000	1,000
Additional paid-in capital	36,000	9,000
Accumulated deficit	(97,121)	(47,594)
TOTAL STOCKHOLDERS’ DEFICIT	(57,121)	(37,594)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,752	$-

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
OPERATING EXPENSE
Legal and professional fees	$25,965	$19,980
Accounting and audit	16,600	18,270
Transfer agent and public company expense	4,053	700
General and administrative	888	403
TOTAL OPERATING EXPENSE	47,506	39,353
LOSS FROM OPERATIONS	(47,506)	(39,353)
OTHER EXPENSE
Interest expense	(2,021)	-
TOTAL OTHER EXPENSE	(2,021)	-
NET LOSS	$(49,527)	$(39,353)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,672,131	1,000,000

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,527)	$(39,353)
Changes in operating assets and liabilities
Legal fees payable	19,797	11,841
Accrued interest payable	2,021	-
Advances payable	8,298	19,988
Net cash used in operating activities	(19,411)	(7,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to intangible assets	(1,860)	-
Net cash used in investing activities	(1,860)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	2,163	-
Proceeds from sale of common stock	30,000	-
Net cash provided by financing activities	32,163	-
NET INCREASE (DECREASE) IN CASH	10,892	(7,524)
CASH AT BEGINNING OF YEAR	-	7,524
CASH AT END OF YEAR	$10,892	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$28,286	$-

DD’S DELUXE ROD HOLDER, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock
	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Stockholder’s equity (deficit)
Balance - December 31, 2014	1,000,000	$1,000	$9,000	$(8,241)	$1,759
Net loss	-	-	-	(39,953)	(39,953)
Balance - December 31, 2015	1,000,000	1,000	9,000	(47,594)	(37,594)
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(49,527)	(49,527)
Balance - December 31, 2016	4,000,000	$4,000	$36,000	$(97,121)	$(57,121)

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2016

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its website, Deluxerodholder.com, a fishing rod holder primarily for use in the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of December 31, 2016, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $97,121 and stockholders’ deficit of $57,121.  The Company's working capital deficit is a $58,981.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company adopted the standard in the current year.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At December 31, 2016,  such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved.  Intangible assets with definite lives are tested for impairment

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2016

whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception through December 31, 2016, the fair value of services and office space provided was estimated to be nil.

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

At December 31, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2016

Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Crest previously had made advances to the Company.  As of March 1, 2016, advances payable of $28,286 were transferred into the line of credit.

As of December, 31, 2016, the balance of the Line of Credit was $30,449 with accrued interest payable of $2,021.  For the year ended December 31, 2016, the Company recognized interest expense of $2,021.

NOTE 4 - INCOME TAXES

There was no income tax expense for the periods ended December 31, 2016 and 2015 due to the Company’s net losses.

The components of the Company's net deferred tax asset is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset
Federal net operating loss carryforward	$33,992	$16,658
Total deferred tax assets	33,992	16,658
Deferred tax liability	-	-
Net deferred tax asset	33,992	16,658
Valuation allowance	(33,992)	(16,658)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2016 and 2015.

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	December 31,
	2016		2015
Expected income tax benefit	$(17,334)	(35%)	$(13,774)	(35%)
Non-recognition due to increase in valuation account	17,334	35%	13,774	35%
Total income tax benefit	$-	-%	$-	-%

At December 31, 2016, the Company had cumulative federal and state net operating loss carry forwards of approximately $17,334 which will expire in fiscal years ending December 31, 2029 through December 31, 2031.

The Company does not have an accrual for uncertain tax positions as December 31, 2016 or 2015.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting December 31, 2014 through December 31, 2016 are open to examination by federal and state taxing agencies.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2016, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

DD’S DELUXE ROD HOLDER, INC.

Notes to financial statements

December 31, 2016

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for cash at $0.01 per share for a total of $30,000.

As of December 31, 2016, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

Preferred Stock

As of December 31, 2016, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2016, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the year ended December 31, 2016 there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework (2013)”.

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified a material weakness and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of December 31, 2016.

Changes in internal controls over financial reporting

None

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive  sole officer and director and his age and titles are as follows:

Name	Age	Position
Desmond Deschambeault	41	Chairman of the Board, President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of the Company's sole officer and director:

Desmond Deschambeault- Chairman, President, Secretary and Treasurer

Mr. Deschambeault has 21 years’ experience in customer service and has spent the last 16 years operating his construction business: Can-Do Construction.  Although he has no formal education, past graduating from high school, he has extensive experience working with layout, design, construction, fabrication, manufacturing, marketing, project management, business development, management and customer service.  Mr. Deschambeault’s design, fabrication and manufacturing experience crosses several mediums including wood, sheet metal, earth and encompasses the creation of numerous tools, mechanisms and solutions related to the construction industry.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

The Company does not currently have a class of its shares which is registered pursuant to the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Accordingly, the Company’s sole officer, director and principal shareholder are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended December 31, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Desmond Deschambeault Sole Officer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Director Compensation

Our sole director and officer does not receive any compensation for serving in those capacities.  During the year ended December 31, 2016, there were no other arrangements between us and our sole director and officer that resulted in our making payments to our director and officer for any services provided to us by him as a director or officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of December 31, 2016, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of December 31, 2016 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2016 and December 31, 2015, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$11,300	$11,300
Audit-related fees (2)	-	2,770
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$11,300	$14,070

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

DD’S DELUXE ROD HOLDER, INC.

Date:	March 29, 2017		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
President and Director
(Principal Executive Officer)

Date:	March 29, 2017		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 29, 2017	By:	/s/ Desmond Deschambeault

Desmond Deschambeault President and Director
(Principal Executive Officer )

Date:	March 29, 2017		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)