Form 10-Q
period 2017-03-31
DD's Deluxe Rod Holder, Inc.
filed 2017-05-18
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2017

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 333-204518

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

As of May 12, 2017, there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT MARCH 31, 2017 AND DECEMBER 31, 2016

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$7,967	$10,892
TOTAL CURRENT ASSETS	7,967	10,892
INTANGIBLE ASSETS	1,860	1,860
TOTAL ASSETS	$9,827	$12,752
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$30,449	$30,449
Accounts payable	4,923	-
Legal fees payable	42,297	37,403
Accrued interest payable	2,422	2,021
TOTAL CURRENT LIABILITIES	80,091	69,873
TOTAL LIABILITIES	80,091	69,873

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	36,000	36,000
Accumulated deficit	(110,264)	(97,121)
TOTAL STOCKHOLDERS’ DEFICIT	(70,264)	(57,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,827	$12,752

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2017		2016
OPERATING EXPENSE
Legal and professional		$4,893	$8,005
Accounting and audit		7,225	1,000
Transfer agent and public company		625	1,860
General and administrative		-	1,778
TOTAL OPERATING EXPENSE		12,743	12,643
LOSS FROM OPERATIONS		(12,743)	(12,643)
OTHER EXPENSE
Interest expense		(400)	(852)
TOTAL OTHER EXPENSE		(400)	(852)
NET LOSS		$(13,143)	$(13,495)

NET LOSS PER SHARE - BASIC AND DILUTED	$	Nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		4,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,143)	$(13,495)
Changes in operating assets and liabilities
Prepaid expenses	-	(3,000)
Accounts payable	4,923	-
Legal fees payable	4,894	7,345
Accrued interest payable	401	-
Advances payable	-	8,298
Net cash used in operating activities	(2,925)	(852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	852
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	-	30,852
NET INCREASE (DECREASE) IN CASH	(2,925)	30,000
CASH AT BEGINNING OF PERIOD	10,892	-
CASH AT END OF PERIOD	$7,967	$30,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$-	$28,286

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

March 31, 2017

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016. The operating and financial results for the Company for the three ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of March 31, 2017, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $110,264 and stockholders’ deficit of $70,264.  The Company's working capital deficit is a $72,124.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

March 31, 2017

Intangible Assets

Intangible assets with definite lives are subject to amortization. At March 31, 2017,  such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved.  Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with GAAP.  From inception through March 31, 2017, the fair value of services and office space provided was estimated to be nil.

Fair Value Measures

ASC Topic 820 "Fair Value Measurements " ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

At March 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

March 31, 2017

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2017, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

As of March 31, 2017, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

Preferred Stock

As of March 31, 2017, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. DD’s Deluxe Rod Holder, Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), its Annual Reports on Form 10-K, reports on Form 10-Q and Current Reports on Form 8-K.

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

Operating expenses

For the three months ended March 31, 2017, the Company incurred total operating expenses of $12,743, an increase of $100 compared to $ 12,643 for the three months ended March 31, 2016.

Legal and professional fees

The following table presents legal and professional fees for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Increase (decrease)
Legal fees	$4,893	$8,005	$(3,112)
Accounting and audit fees	7,225	1,000	6,225
Total legal and professional fees	$12,118	$9,005	$3,113

Legal fees decreased $3,112 for the three months ended March 31, 2017, compared to the same periods ended March 31, 2016.  The decrease of $3,112 is primarily related to legal costs associated with documentation of private placement which did not recur during the current period.

For the three months ended March 31, 2017, accounting and audit fees increased $6,225 compared to the three months ended March 31, 2016.  The increase is related to the billing of the Company’s year-end audit being incurred in an earlier period than in the prior year.

Transfer agent and general and administrative expense

For the three months ended March 31, 2017, the Company incurred transfer agent expense of $625, compared to $1,860 for the comparable three months ended March 31, 2016, a decrease of  $1,153.

For the three months ended March 31, 2017, the Company incurred  $Nil general and administrative expense compared to $1,778 for the three months ended March 31, 2016.  The decrease is related to certain printing and other  expenses not recurring in the current period.

LIQUIDITY AND FINANCIAL CONDITION

Working capital	March 31,
	2017	2016
Current assets	$7,967	$33,000
Current liabilities	80,091	54,089
Working capital (deficit)	$(72,124)	$(21,089)

Cash Flows	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(2,925)	$(852)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	30,852
Net increase (decrease) in cash during the period	$(2,925)	$30,000

The Company has $7,967 in cash at March 31, 2017.  The Company will be reliant upon the proceeds it raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At March 31, 2017, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

Management, under the supervision and with the participation of the Company’s President and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of March 31, 2017.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended March 31, 2017.

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

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 30, 2017.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2017.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	May 12, 2017	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer)

Date:	May 12, 2017		/s/Desmond Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)