Form 10-Q
period 2017-06-30
DD's Deluxe Rod Holder, Inc.
filed 2017-07-27
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2017

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

As of July 19, 2017, there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,177	$10,892
TOTAL CURRENT ASSETS	1,177	10,892
INTANGIBLE ASSETS	1,860	1,860
TOTAL ASSETS	$3,037	$12,752
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$30,449	$30,449
Accounts payable	1,800	-
Legal fees payable	49,450	37,403
Accrued interest payable	2,832	2,021
TOTAL CURRENT LIABILITIES	84,531	69,873
TOTAL LIABILITIES	84,531	69,873

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding		-
Common Stock, $.001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	36,000	36,000
Accumulated deficit	(121,494)	(97,121)
TOTAL STOCKHOLDERS’ DEFICIT	(81,494)	(57,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,037	$12,752

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING EXPENSE
Legal and professional	$7,575	$11,536	$12,468	$19,541
Accounting and audit	2,600	9,100	9,825	10,100
Transfer agent and public company	600	-	1,225	1,778
General and administrative	45	675	45	2,535
TOTAL OPERATING EXPENSE	10,820	21,311	23,563	33,954
LOSS FROM OPERATIONS	(10,820)	(21,311)	(23,563)	(33,954)
OTHER EXPENSE
Interest expense	(410)	(363)	(810)	(1,215)
TOTAL OTHER EXPENSE	(410)	(363)	(810)	(1,215)
NET LOSS	$(11,230)	$(21,674)	$(24,373)	$(35,169)

NET LOSS PER SHARE - BASIC AND DILUTED	$ Nil	(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	3,340,659

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,373)	$(35,169)
Changes in operating assets and liabilities
Prepaid expenses	-	(900)
Accounts payable	1,800	-
Legal fees payable	12,047	13,931
Accrued interest payable	811	-
Advances payable	-	8,298
Net cash used in operating activities	(9,715)	(13,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	2,340
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	-	32,340
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,715)	18,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,892	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,177	$18,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$-	$28,286

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the six months ended June 30, 2017 and 2016. The operating and financial results for the Company for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of June 30, 2017, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $121,494 and stockholders’ deficit of $81,494.  The Company's working capital deficit is $83,354.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Intangible Assets

Intangible assets with definite lives are subject to amortization. At June 30, 2017, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved.  Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with accounting principles generally accepted in the United States.  From inception through June 30, 2017, the fair value of services and office space provided was estimated to be nil.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.   At June 30, 2017 and December 31, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

Reclassifications

Certain reclassifications have been made to the 2016 financial statements in order to conform to the 2017 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Crest previously had made advances to the Company.  As of March 1, 2016, advances payable of $28,286 were transferred into the line of credit.

Accrued interest payable at June 30, 2017 and December, 31 2016, was $2,832 and $2,021, respectively, and interest expense for the three and six month periods ended June 30 was $410 and $810, respectively for 2017, and $363 and $1,215, respectively for 2016.

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

Corporate Background

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014.  The Company intends to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”).  The Company’s original provisional patent application was scheduled to expire on January 30, 2016.  On January 28, 2016, the Company filed a new provisional patent application with the USPTO.  On February 24, 2016, the Company converted the provisional patent application into a non-provisional by filing a non-provisional patent application, USPTO.  The Company anticipates the entire process to acquire a non-provisional utility patent will take between 12-18 months.

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

We also intend to market our proposed product via our website and through other forms of direct marketing and distribution such as trade shows, infomercials and social media.  Additionally, we intend our future website to contain an online shopping cart component to allow the purchase of our proposed product directly from us through our website.  By self-filing our non-provisional patent application, we have conserved monetary resources that can be re-directed towards other endeavors, including building out our website.  When fully built out, it is intended that our website will contain general information about the Company, its product(s) and operations, the ability to view and purchase our product(s) and information relevant to corporate governance and investor relations.  The Company intends to have its website fully built out and operational by the time it begins placing manufacturing orders for its proposed product.

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

Employees

The Company has no employees other than its executive officers as of the date of this Quarterly Report on Form 10-Q. Deluxe conducts business largely through independent contractor agreements with consultants.

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

Our plan of operation is to obtain a non-provisional utility patent from the United States Patent and Trademark Office for our fishing rod holder.  We expect this process to take at least eighteen (18) to twenty-four (24) months.

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

The Company will not approach companies or commence sales of its prototype until it has obtained a non-provisional utility patent from the United States Patent Office.  On February 24, 2016, the Company submitted its application for a non-provisional utility patent, to the USPTO.  To date, the Company has received no communication from the USPTO regarding its application for a non-provisional utility patent.

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

Operating expenses

For the three months ended June 30, 2017, the Company incurred total operating expenses of $10,820, a decrease of $10,491 compared to $ 21,311 for the three months ended June 30, 2016.

For the six months ended June 30, 2017, the Company incurred total operating expenses of $23,563, an decrease of $10,391 compared to $33,954 for the six months ended June 30, 2016.

Legal and professional fees

The following table presents legal and professional fees for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016	Increase (decrease)
Legal fees	$7,575	$11,536	$(3,961)
Accounting and audit fees	2,600	9,100	(6,500)
Total legal and professional fees	$10,175	$20,636	$(10,461)

Legal fees decreased $3,961 for the three months ended June 30, 2017, compared to the same period ended June 30, 2016.  The decrease was primarily related to legal costs associated with documentation of reporting disclosures which did not recur during the current period.

For the three months ended June 30, 2017, accounting and audit fees decreased $6,500 compared to the same period ended June 30, 2016.  The decrease is related to the billing of the Company’s year-end audit being incurred in an earlier period than in the prior year.

The following table presents legal and professional fees for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016	Increase (decrease)
Legal fees	$12,468	$19,541	$(7,073)
Accounting and audit fees	9,825	10,100	(275)
Total legal and professional fees	$22,293	$29,641	$(7,348)

Legal fees decreased $7,073 for the six months ended June 30, 2017, compared to the same periods ended June 30, 2016.  The decrease is primarily related to legal costs associated with documentation of reporting disclosures which did not recur during the current period.

For the six months ended June 30, 2017, accounting and audit fees decreased $275 compared to the six months ended June 30, 2016.

Transfer agent and general and administrative expense

For the three months ended June 30, 2017, the Company incurred transfer agent expense of $600, compared to $Nil for the comparable three months ended June 30, 2016, a decrease of $600.  For the six months ended June 30, 2017, the Company incurred transfer agent expense of $1,225 compared to $1,778 for the same six months ended June 30, 2016, a decrease of $553.

For the three months ended June 30, 2017, the Company incurred $45 general and administrative expense compared to $675 for the three months ended June 30, 2016.  For the six months ended June 30, 2017, the Company incurred $45 general and administrative expense compared to $2,535 for the six months ended June 30, 2016.  The decrease is related to certain printing and other expenses not recurring in the current period.

LIQUIDITY AND FINANCIAL CONDITION

Working capital	June 30,
	2017	2016
Current assets	$1,177	$19,400
Current liabilities	84,531	62,163
Working capital deficit	$(83,354)	$(42,763)

Cash Flows	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(9,715)	$(13,840)
Net cash used in investing activities	-	32,340
Net increase (decrease) in cash during this period	$(9,715)	$18,500

The Company has $1,177 in cash at June 30, 2017.  The Company will be reliant upon the proceeds it raised from the sales of its common stock registered with the SEC on its Form S-1 originally filed on May 29, 2015 and declared effective on October 19, 2015, and potentially other (private or public) placements of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Quarterly Report on Form 10-Q or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At June 30, 2017, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the company believes that these material weaknesses are due to the small size of the company’s accounting staff. The small size of the company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has affected, or are reasonably likely to affect, its internal control over financial reporting.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended June 30, 2017.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	July 25, 2017	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer)

Date:	July 25, 2017		/s/Desmond Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)