Form 10-Q
period 2017-09-30
DD's Deluxe Rod Holder, Inc.
filed 2017-11-21
CIK 1643194

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

DD’S DELUXE ROD HOLDER, INC.

Date:	July 19, 2017	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer)

Date:	July 19, 2017		/s/Desmond Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)