Form 10-Q/A
period 2017-09-30
DD's Deluxe Rod Holder, Inc.
filed 2017-12-05
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 4,000,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$12,917	$10,892
TOTAL CURRENT ASSETS	12,917	10,892
INTANGIBLE ASSETS	1,860	1,860
TOTAL ASSETS	$14,777	$12,752
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$48,449	$30,449
Accounts payable	200	-
Legal fees payable	54,457	37,403
Accrued interest payable	3,333	2,021
TOTAL CURRENT LIABILITIES	106,439	69,873
TOTAL LIABILITIES	106,439	69,873

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding		-
Common Stock, $.001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	36,000	36,000
Accumulated deficit	(131,662)	(97,121)
TOTAL STOCKHOLDERS’ DEFICIT	(91,662)	(57,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,777	$12,752

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING EXPENSE
Legal and professional	$5,631	$4,111	$18,099	$23,652
Accounting and audit	2,600	4,800	12,425	14,900
Transfer agent and public company	1,390	(822)	2,615	3,491
General and administrative	46	-	91	-
TOTAL OPERATING EXPENSE	9,667	8,089	33,230	42,043
LOSS FROM OPERATIONS	(9,667)	(8,089)	(33,230)	(42,043)
OTHER EXPENSE
Interest expense	(501)	(402)	(1,311)	(1,617)
TOTAL OTHER EXPENSE	(501)	(402)	(1,311)	(1,617)
NET LOSS	$(10,168)	$(8,491)	$(34,541)	$(43,660)

NET LOSS PER SHARE - BASIC AND DILUTED	$ Nil	$ Nil	$ Nil	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	3,562,044

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,541)	$(43,660)
Changes in operating assets and liabilities
Accounts payable	200	-
Legal fees payable	17,054	17,534
Accrued interest payable	1,312	1,617
Advances payable	-	8,298
Net cash used in operating activities	(15,975)	(16,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to other assets Additions to other assets	-	(1,860)
Net cash used in investing activities		(1,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	18,000	2,163
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	18,000	32,163
NET INCREASE DECREASE IN CASH	2,025	14,092
CASH AT BEGINNING OF PERIOD	10,892	-
CASH AT END OF PERIOD	$12,917	$14,092

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$-	$28,286

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2017

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

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the nine months ended September 30, 2017 and 2016. The operating and financial results for the Company for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of September 30, 2017, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $131,662 and stockholders’ deficit of $91,662. The Company's working capital deficit is $93,522.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2017

Intangible Assets

Intangible assets with definite lives are subject to amortization. At September 30, 2017, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved.  Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations

Start-up Costs

In accordance with Accounting Standards Codification (“ASC”) 720-15-20, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with United State generally accepted accounting principles (“U.S. GAAP”).  From inception through September 30, 2017, the fair value of services and office space provided was estimated to be nil.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.   At September 30, 2017 and December 31, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2017

Certain reclassifications have been made to the 2016 financial statements in order to conform to the 2017 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit will be due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Interest expense for the three months ended July 31, 2017 and 2016, was $501 and $402, respectively. Interest expense for the nine months ended July 31, 2017 and 2016, was $1,311 and $1,617, respectively.

Accrued interest payable at September 30, 2017 and December 31, 2016, was 3,333 and $2,021, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2017, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

As of September 30, 2017, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

Preferred Stock

As of September 30, 2017, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

September 30, 2017

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

Corporate Background

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014.  The Company intends to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman.  On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”).  The Company’s original provisional patent application was scheduled to expire on January 30, 2016.  On January 28, 2016, the Company filed a new provisional patent application with the USPTO.  On February 24, 2016, the Company converted the provisional patent application into a non-provisional by filing a non-provisional patent application, USPTO.  The Company anticipates the entire process to acquire a non-provisional utility patent will take between 24-36 months from the date the non-provisional patent was filed with the USPTO.

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

Believing the design of our product is eligible for a utility patent, we have filed a non-provisional patent application with the USPTO.  The Company self-filed the non-provisional patent application via the USPTO’s online electronic filing system.  The filing date, February 24, 2016, establishes the “date” of invention and, if a utility patent is ultimately issued, precludes any opposing claims to the invention subsequent to that date.  The USPTO will respond to the Company by either notifying the Company that its application is incomplete, or the application will be assigned internally within the USPTO to undergo the examination process.  If the application is incomplete the USPTO will provide the Company with a list of deficiencies and the Company will be given an opportunity to correct those deficiencies.  Once the application is complete and assigned to an examiner, the examiner will make an initial determination as to whether our proposed product is eligible for the issuance of a utility patent.  If the examiner initially determines that our proposed product is not eligible to receive a utility patent, the examiner will issue a determination to that effect and explain to the Company the bases for the examiner’s determination.  The Company will then have an opportunity to amend its application and/or respond to the examiner’s bases for its determination.  If the examiner determines that our proposed product is eligible for patent protection then the examiner will issue a notice of allowance which will contain further instructions to complete the process to issue the utility patent covering our proposed product.  If we are successful in obtaining a utility patent for our proposed product, that patent will grant us certain rights regarding the proposed product, including, but not necessarily limited to the rights to, for a period of at least twenty (20) years: exclude others from making, using, selling, offering for sale, importing, or otherwise utilizing, our proposed product without our specific consent.  To date the Company has not received any communication from the USPTO regarding its non-provisional patent application.  Because the Company has received no communication from the USPTO regarding its non-provisional patent application, the Company estimates it will take at least 24-36 months, from the date of filing, to obtain a non-provisional utility patent for our proposed product.

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

We likely will not place any orders to manufacture our proposed product until we receive advanced sales orders from wholesalers and/or retailers.  At this time, it is impossible to effectively market our product and to know how long it will take us to acquire enough advanced orders to engage in manufacturing our proposed product.  However, our current plan envisions delivering product to wholesalers and/or retailers within thirty-six (36) to forty-eight (48) months of the date the application was filed to receive a non-provisional patent.

Our business plan calls for us to approach manufacturers, wholesalers and retailers with existing reputations for quality, customer service, ease of shopping experience and economic value.  Because we are a development stage company, it will be important for us to work with others who have positive reputations in order to give consumers confidence in our product and business.  We have identified companies which we believe have positive reputations, but currently do not have working relationships with any manufacturers, wholesalers or retailers.  Because of the Company’s change in estimated time to receive a utility patent for its proposed product, we now intend to have working relationships with one or more parties to manufacture, wholesale, and/or retail our proposed product within 36 months of the filing of the non-provisional patent application.

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

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appears to be correlations between Wildlife-related recreational expenditures in the U.S. in 2001, 2006, and 2011 by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching, $47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from 2001 to 2006 there was a 2.5% increase in total sales.  In the same categories from 2006 to 2011 there was a 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011, which constituted an increase of 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent $130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

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

Our plan of operation is to obtain a non-provisional utility patent from the United States Patent and Trademark Office for our fishing rod holder.  We expect this process to take at least twenty-four (24) to thirty-six (36) months from the date of filing of the non-provisional patent application.

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

Operating expenses

For the three months ended September 30, 2017, the Company incurred total operating expenses of $9,667, an increase of $1,578 compared to $8,089 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, the Company incurred total operating expenses of $33,230, a decrease of $8,813 compared to $42,043 for the nine months ended September 30, 2016.

Legal and professional fees

The following table presents legal and professional fees for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30,		Increase (decrease)	Pct. Change
	2017	2016
Legal and professional	$5,631	$4,111	$1,520	37.0%
Accounting and audit	2,600	4,800	(2,200)	(45.8)%
Total legal and professional fees	$8,231	$8,911	$(680)	(7.6)%

Legal fees increased $1,520 for the three months ended September 30, 2017, compared to the same periods ended September 30, 2016.  The increase was primarily related to general corporate and administrative costs.

For the three months ended September 30, 2017, accounting and audit fees decreased $2,200 compared to the three months ended September 30, 2016.

The following table presents legal and professional fees for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,		Increase (decrease)	Pct. Change
	2017	2016
Legal and professional	$18,099	$23,652	$(5,553)	(23.5)%
Accounting and audit	12,425	14,900	(2,475)	(16.6)%
Total legal and professional fees	$30,524	$38,552	$(8,028)	(20.8)%

Legal fees decreased $5,553 for the nine months ended September 30, 2017, compared to the same periods ended September 30, 2016.  The decrease is primarily related to legal costs associated with documentation of private placement which did not recur during the current period.

For the nine months ended September 30, 2017, accounting and audit fees decreased $2,475 compared to the nine months ended September 30, 2016.

Transfer agent and general and administrative expense

For the three months ended September 30, 2017, the Company incurred transfer agent expense of $1,390 compared to ($822) for the comparable three months ended September 30, 2016, an increase of $2,212.  For the nine months ended September 30, 2017, the Company incurred transfer agent expense of $2,615 compared to $3,491for the nine months ended September 30, 2016, a decrease of $876.

For the three months ended September 30, 2017, the Company incurred $45 general and administrative expense compared to $Nil for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the Company incurred $91 of general and administrative expense compared to $Nil for the nine months ended September 30, 2016.

LIQUIDITY AND FINANCIAL CONDITION

Working capital
	September 30, 2017	December 31, 2016
Current assets	$12,917	$10,892
Current liabilities	106,439	69,873
Working capital deficit	$(93,522)	$(58,981)

Cash Flows	Nine months ended September 30,
	2017		2016
Net cash used in operating activities	$(15,975)		$(16,211)
Net cash used in investing activities	-		(1,860)
Net cash provided by financing activities	18,000		32,163
Net increase in cash during this period	$2,025	1.	$14,092
		2.

The Company has $12,917 in cash at September 30, 2017.  The Company will be reliant upon sales of its equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  The Company currently have no plans to conduct additional offerings (other than our current offering of registered shares of our common stock) of equity or debt securities.  Except as set forth elsewhere in this Quarterly Report on Form 10-Q or in the financial statements and notes thereto, the Company has not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders

At September 30, 2017, the Company had no long-term debt.  The Company may borrow money in the future to finance its future operations.  Any such borrowing will increase the risk of loss to shareholders in the event the Company is unsuccessful in repaying such loans.

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

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

We will recognize revenue at the time the product is provided and paid for by the customer.  We follow Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” Issue ASC 605 requires that all amounts billed to customers related to shipping and handling should be classified as revenues.  Our service costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping services to the customer is recognized at the time the services are shipped to the customer and our policy is to classify them as shipping expenses.  The cost of shipping services to the customer is classified as a shipping expense.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in internal control over financial reporting.

There have been no changes during the quarter ended September 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended September 30, 2017.

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

DD’S DELUXE ROD HOLDER, INC.

Date:	November 20, 2017	By:	/s/ Desmond Deschambeault
DESMOND DESCHAMBEAULT
President
(Principal Executive Officer)

Date:	November 20, 2017		/s/Desmond Deschambeault
		By:	DESMOND DESCHAMBEAULT
Treasurer
(Principal Financial Officer)