Form 10-K
period 2017-12-31
DD's Deluxe Rod Holder, Inc.
filed 2018-03-09
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2017

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 333-204518

 DD’S DELUXE ROD HOLDER, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	61-1748028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
505 W. Riverside Avenue, Suite 563 Spokane, WA (Address of principal executive office)	99201 (Postal Code)
(306) 716-5372 (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:None

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on June 30, 2017, was $0.00 (There was no bid or ask price of our common shares during this quarter.)

As of March 6, 2018 there were 4,000,000 Shares of issuer’s common stock,  $0.001  par value, issued and outstanding

DD’S DELUXE ROD HOLDER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED December 31, 2017

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

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

Risks related to the Company’s business being in the development stage;

Risks related to the Company being able to continue as a going concern;

Risks related to the Company’s management being residents of Canada;

Risks related to the Company being headquartered in Canada;

Risks related to the Company’s ability to obtain a non-provisional patent for its product design;

Risks related to the Company’s competitive disadvantages;

Risks related to the effects of climate change on the market for the Company’s proposed product;

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

Risks related to potential conflicts of interest with the Company’s management;

Risks related to the Company’s shares of common stock;

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2017.  The following statements may be forward-looking in nature and actual results may differ materially.

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

During the next twelve (12) months the Company will work toward identifying and engaging a manufacturer to produce our product and also identifying one or more sporting goods and/or angling equipment wholesaler and/or retailers with which to place our product for sale to the general public.  We will not make any agreements with wholesalers, retailers, or manufacturers until we have achieved success in obtaining a non-provisional utility patent for our proposed product.  We will likely not place any orders with a manufacturer unless and until we have received advance orders of our product from wholesalers and/or retailers.  We currently do not have any agreements with a manufacturer or with any wholesalers or product retailers.  Because of the Company’s change in estimated time to receive a utility patent for its proposed product, we now foresee delivering product to retailers and/or wholesalers within the next thirty-six (36) to forty-eight (48) months.

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

Our business plan calls for us to approach manufacturers, wholesalers and retailers with existing reputations for quality, customer service, ease of shopping experience and economic value.  Because we are a development stage company, it will be important for us to work with others who have positive reputations in order to give consumers confidence in our product and business.  We have identified companies which we believe have positive reputations, but currently do not have working relationships with any manufacturers, wholesalers or retailers.  Because of the Company’s change in estimated time to receive a utility patent for its proposed product, we now intend to have working relationships with one or more parties to manufacture, wholesale, and/or retail our proposed product within 36months of the filing of the non-provisional patent application.

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

While we do not have empirical evidence to support our contentions, our limited research has led us to believe that competitive conditions are favorable.  According to statistics by Statista.com, there appears to be correlations between Wildlife-related recreational expenditures in the U.S. in 2001, 2006, and 2011, by category.  In 2001, $48.97 billion was spent on Wildlife watching, $45.43 billion was spent on Fishing, and $26.28 billion was spent on Hunting.  In 2006, $51.13 billion was spent on Wildlife watching, $47.05 billion was spent on Fishing, and $25.64 billion was spent on Hunting.  In 2011, $54.96 billion was spent on Wildlife watching, $41.77 billion was spent on Fishing, and $33.26 billion was spent on Hunting.  In all three categories from 2001 to 2006 there was a 2.5% increase in total sales.  In the same categories from 2006 to 2011 there was a 5% increase in total sales.  Although fishing sales dropped in 2011 to $41.77 billion from $47.05 billion in 2006, total sales of hunting increased to $33.26 billion from where it had dropped to in 2006.  It is estimated that 90.1 million Americans or 38% of the population participated in wildlife-related recreation in 2011, which constituted an increase of 2.6 million participants since 2006.  Although we do not have empirical data to support it: Deluxe considers there to be similarities and possible correlations between hunting and fishing.  Those involved in wildlife-related recreation spent $130 billion on gear, trips, licenses, tags, and land leasing.  More than 33 million people fished in 2011.  They spent $41.8 billion on trips, equipment, licenses and other items, an average of $1,262.00 per angler.  Statistics gathered by the American Fishing Association estimates that the ice fishing market exceeded $260 Million in 2012, an increase of nearly 10% over 2011.  Our data is not suggesting that the increase in total sales from 2011 to 2012 are new anglers; however, it may suggest a relationship with dollars spent in other wildlife-related recreational categories.

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

Office and Other Facilities

DD’s Deluxe Rod Holder, Inc. currently maintains its headquarters at 505 W. Riverside Avenue, Suite 563, Spokane, WA 99201.  The telephone number is (306) 716-5372.  Deluxe does not currently own title to any real property.

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

During the fiscal year ended December 31, 2017, the Company had losses of $53,079 in connection with its operations.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from operations, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Our Ability To Generate Revenues Depends Primarily On Our Ability To Execute Our Business Plan

We have not generated any operating revenues to date.  Our ability to generate operating revenues in the future will primarily depend upon our ability to effectively execute our business plan, which in turn depends upon our ability to identify, retain and maintain relationships with one or more of the following: a patent application preparation and filing firm; manufacturers; suppliers; shippers; financial institutions; wholesalers; retailers and other necessary third party product or service providers.  We may not be able to identify and maintain the necessary relationships within our industry. Our ability to execute our business plan also depends on other factors, including the ability to:

negotiate and maintain contracts and agreements with acceptable terms;

maintain relationships with professional service providers;

control manufacturing and shipping costs;

manage cash-flow;

hire and train qualified personnel;

maintain marketing and website hosting/development costs at affordable rates; and

maintain an affordable labor force

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

Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that this will not impair our ability to raise capital on acceptable terms, if at all.  Additionally, we cannot assure you that we will ever achieve significant revenues and remain a going concern.  For the year ended December 31, 2017, and, 2016, the Company had not generated any revenues and had incurred net losses of $53,079 and $49,527, respectively.  The Company will likely need $25,000 to continue its operations for the next 12 months.

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

Risks Associated with the Company’s Common Stock

You May Not Be Able To Sell Your Shares In DD’s Deluxe Rod Holder, Inc. Because There Is No Public Market For The Company’s Stock

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if it is developed, may not be sustained.    If for any reason a public trading market does not otherwise develop or such a trading market cannot be sustained, or we later become ineligible  to continue having our stock quoted on a quotation system, purchasers of the Shares may have difficulty selling their common stock should they desire to do so.

Even If A Public Market Develops For Our Common Stock The Market Price Could Fluctuate Significantly

If a trading market for our common stock ever develops, which the Company cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond the Company’s control.  In addition, the market for our stock, if one develops, may experience extreme price and volume fluctuations, which, may have no direct relationship to the operating performance, may negatively affect the market price of the Company’s stock.  Furthermore, because of a limited number of outstanding shares and/or because of a limited number of shareholders, shares of our common stock may be thinly traded and any trades involving shares of our common stock may have the effect of creating a large swing in the market price of our common stock.

If We Fail To Remain Current On Our Reporting Requirements It Will Limit The Ability Of Stockholders To Sell Their Securities In The Public Market

Companies trading on inter-dealer quotation systems must be reporting issuers under Section 12 or 15(d) of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on such systems.  If we fail to remain current on our reporting requirements, our stock may no longer be eligible to be quoted on quotation systems such as OTCBB, OTCMarkets or Nasdaq OMX.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to transact in our securities and the ability of stockholders to sell their securities in the secondary market.

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

There is currently no established public trading market for our securities, and an active trading market in our securities may not develop, or, if one develops it may not be sustained.  If for any reason a public trading market does not otherwise develop, for our common stock, or cannot be sustained, purchasers of the shares may have difficulty selling their shares should they desire to do so.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

The Company currently does not own any real property.  The Company’s headquarters are located at 505 W. Riverside Avenue, Suite 563, Spokane, WA. 99201.

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

N/A

PART II

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OR EQUITY SECURITIES

General

Deluxe authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 20,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 7, 2017, there were 4,000,000 shares of Deluxe common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Financial Industry Regulatory Authority (“FINRA”) has assigned the Company’s shares the trading symbol “DDLX.”  Although the Company’s shares have been assigned a trading symbol, and assigned the Company’s shares an initial quote of $.01 per share, there has been no trading of the Company’s shares to date.  As a result, there is no market information, related to the Company’s shares, as of the date of this filing on Form 10-K.

Transfer Agent:

Island Stock Transfer

15500 Roosevelt Blvd., Suite 301

Clearwater, FL 33760

Dividends

The Company has not declared any dividends on its common stock since inception. There are no dividend restrictions that limit the Company's ability to pay dividends on common stock in its Articles of Incorporation or Bylaws. The Corporation's governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a) the Company would not be able to pay its debts as they become due in the usual course of business; or

(b)The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

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

During the fiscal year ended December 31, 2017 there were no sales of the Company’s unregistered securities.

Use of Proceeds of Sales of Registered Shares

The Company sold 3,000,000 of the 10,000,000 shares of its common stock registered with the SEC on form S-1 declared effective on October 19, 2015, raising a total of thirty thousand and no/100 dollars ($30,000.00) (the “Offering Proceeds”). The Company used the Offering Proceeds for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the year ended
	December 31, 2017	December 31, 2016
Revenues	$-	$-
Gross profit	-	-
Total operating expenses	51,081	47,506
Loss from operations	(51,081)	(47,506)
Other expense	(1,998)	(2,021)
NET LOSS	$(53,079)	$(49,527)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	4,000,000	3,672,131

Balance Sheet Information:

	December 31, 2017	December 31, 2016
Working capital (deficit)	$(112,060)	$(58,981)
Total assets	10,087	12,752
Accumulated deficit	(150,200)	(97,121)
Stockholder’s equity (deficit)	(110,200)	(57,121)

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

The Company has no plans to hire employees during the next year of operations.  The Company’s headquarters are located at 505 W. Riverside Avenue, Suite 563, Spokane, WA 99201.  Additionally, the Company’s President has a functional home office where he conducts business on behalf of the Company.  The President also has access to, and experience with the necessary professional and clerical resources that the Company can engage any time on a fee for service or contractual basis.

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

Operating expenses

The following table presents our operating expenses for the years ended December 31, 2017 and December 31, 2016:

	For the year ended December 31,
	2017	2016	Increase (decrease)
Legal and professional fees	$31,611	$25,965	$5,646
Accounting and audit fees	16,025	16,600	(575)
Transfer agent and public company expense	2,450	4,053	(1,603)
General and administrative	995	888	107
Total operating expenses	$51,081	$47,506	$3,575

Income Taxes

At December 31, 2017, the Company had no operating income.  We have not generated operating income since inception.

Stock Options

The Company granted no stock options to employees or directors during the year ended December 31, 2017.  There remains no unrecognized stock option expense as of December 31, 2017.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	December 31,
	2017	2016	Increase (decrease)
Current assets	$8,227	$10,892	$(2,665)
Current liabilities	120,287	69,873	50,414
Working capital (deficit)	$(112,060)	$(58,981)	$(53,079)

Cash Flows

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(20,665)	$(19,411)
Net cash used in investing activities	-	(1,860)
Net cash provided by financing activities	18,000	32,163
Net increase (decrease) in cash during the period	$(2,665)	$10,892

We will be reliant upon any proceeds raised from the placements (private or public) of equity or debt securities, loans from our sole director and officer, third party loans and/or future revenues from operations.  We currently have no plans to conduct additional offerings of equity or debt securities.  Except as set forth elsewhere in this Annual Report on Form 10-K or in the financial statements and notes thereto, we have not secured any loans.  Any future issuance of additional shares of our capital stock to finance our future operations will potentially reduce the control of current shareholders and may result in substantial additional dilution to shareholders.

At December 31, 2017, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to shareholders in the event we are unsuccessful in repaying such loans.  The Company maintains a line of credit with Crest Business Solutions, LLC (Note 3) under which the Company may borrow up to $50,000.  As of December 31, 2017, the balance on the line of credit was $48,449 plus accrued interest payable of $4,019.

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

ITEM 8 – Financial Statements

Index to Financial Statements:

Audited financial statements as of December 31, 2017, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of December, 31 2017 and December 31, 2016;
3.	Statements of Operations for the years ended December 31, 2017 and December 31, 2016;
4.	Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016;
5.	Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2017 and December 31, 2016;
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DD’s Deluxe Rod Holder, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DD’s Deluxe Rod Holder, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenues and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

Spokane, Washington

March 5, 2018

DD’S DELUXE ROD HOLDER, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$8,227	$10,892
TOTAL CURRENT ASSETS	8,227	10,892
INTANGIBLE ASSETS	1,860	1,860
TOTAL ASSETS	$10,087	$12,752
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$48,449	$30,449
Accounts payable	225	-
Legal fees payable	67,594	37,403
Accrued interest payable	4,019	2,021
TOTAL CURRENT LIABILITIES	120,287	69,873
TOTAL LIABILITIES	120,287	69,873

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	36,000	36,000
Accumulated deficit	(150,200)	(97,121)
TOTAL STOCKHOLDERS’ DEFICIT	(110,200)	(57,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,087	$12,752

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2017	December 31, 2016
OPERATING EXPENSE
Legal and professional fees	$31,611	$25,965
Accounting and audit	16,025	16,600
Transfer agent and public company expense	2,450	4,053
General and administrative	995	888
TOTAL OPERATING EXPENSE	51,081	47,506
LOSS FROM OPERATIONS	(51,081)	(47,506)
OTHER EXPENSE
Interest expense	(1,998)	(2,021)
TOTAL OTHER EXPENSE	(1,998)	(2,021)
NET LOSS	$(53,079)	$(49,527)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	4,000,000	-

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,079)	$(49,527)
Changes in operating assets and liabilities
Legal fees payable	30,191	19,797
Accounts payable	225
Accrued interest payable	1,998	2,021
Advances payable	-	8,298
Net cash used in operating activities	(20,665)	(19,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to intangible assets	-	(1,860)
Net cash used in investing activities	-	(1,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	18,000	2,163
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	18,000	32,163
NET INCREASE (DECREASE) IN CASH	(2,665)	10,892
CASH AT BEGINNING OF YEAR	10,892	-
CASH AT END OF YEAR	$8,227	$10,892

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances payable paid by line of credit	$-	$28,286

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock
	Shares	Amounts	Additional paid-in capital	Accumulated deficit	Stockholder’s equity (deficit)
Balance - December 31, 2015	1,000,000	$1,000	$9,000	$(47,594)	$(37,594)
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(49,527)	(49,527)
Balance - December 31, 2016	4,000,000	$4,000	$36,000	$(97,121)	$(57,121)
Net loss	-	-	-	(53,079)	(53,079)
Balance - December 31, 2017	4,000,000	$4,000	$36,000	$(150,200)	$(110,200)

The accompanying notes are an integral part of these financial statements.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

December 31, 2017

NOTE 1 - NATURE OF OPERATIONS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada.  The business purpose of the Company is to sell, through its yet-to-be-developed, website, Deluxerodholder.com, a fishing rod holder primarily for use in the sport of ice fishing.  The Company has selected December 31 as its fiscal year end.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of December 31, 2017, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $150,200.  At December 31, 2017, the Company's working capital deficit is a $112,060.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs.  The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.  However there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to valuation of deferred tax and lives of intangible assets.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

December 31, 2017

Intangible Assets

Intangible assets with definite lives are subject to amortization. At December 31, 2017 and 2016, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved.  Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations.  At December 31, 2017, none of the Company’s patent applications have been approved.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception through December 31, 2017, the fair value of services and office space provided was estimated to be nil.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and line of credit.  All instruments are accounted for on a historical cost basis, which, due to the short-term nature of these financial instruments approximates fair value at December 31, 2017.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At December 31, 2017 and 2016, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

December 31, 2017

Certain reclassifications have been made to the 2016 financial statements in order to conform to the 2017 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit.  All amounts borrowed by the Company pursuant to the line of credit was due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017.  The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised.  Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum.  Interest expense for the years ended December 31, 2017 and 2016, was $1,998 and $2,021, respectively.

Accrued interest payable at December 31, 2017 and December, 31 2016, was $4,019 and $2,021, respectively.

NOTE 4 - INCOME TAXES

There was no income tax expense for the periods ended December 31, 2017 and 2016 due to the Company’s net losses.

The components of the Company's net deferred tax asset is as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset
Federal net operating loss carryforward	$31,500	$33,992
Total deferred tax assets	31,500	33,992
Deferred tax liability	-	-
Net deferred tax asset	31,500	33,992
Valuation allowance	(31,500)	(33,992)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2017 and 2016.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company incurred incremental income tax expense of $21,070 during the year ended December 31, 2017, which consisted primarily of the remeasurement of its deferred tax asset from 35% to 21%.

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	December 31, 2017		December 31, 2016
Amount computed using the statutory rate	$(18,578)	(35%)	$(17,334)	(35%)
Effect of change in the statutory rate	21,070	40%	-	-
Non-recognition due to increase in valuation account	(2,492	(5%)	17,334	35%
Total income tax benefit	$-	-%	$-	-%

At December 31, 2017, the Company had cumulative federal and state net operating loss carry forwards of approximately $150,200 which will expire in fiscal years ending December 31, 2029 through December 31, 2032.

DD’S DELUXE ROD HOLDER, INC.

Notes to Financial Statements

December 31, 2017

The Company does not have an accrual for uncertain tax positions as December 31, 2017 or 2016.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting December 31, 2015 through December 31, 2017 are open to examination by federal and state taxing agencies.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2017, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share.  Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for cash at $0.01 per share for a total of $30,000.

As of December 31, 2017, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

Preferred Stock

As of December 31, 2017, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2017, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the year ended December 31, 2017 there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our Principal Executive Officer (“PEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the PEO and the PAO has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our PEO and PAO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company

Management is currently evaluating avenues for mitigating the Company’s weaknesses in internal controls.  However, mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any revenues, the Company is limited in its options for remediation efforts.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending December 31, 2018.

Changes in internal controls over financial reporting

None

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive sole officer and director and his age and titles are as follows:

Name	Age	Position
Desmond Deschambeault	43	Chairman of the Board, President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of the Company's sole officer and director:

Desmond Deschambeault- Chairman, President, Secretary and Treasurer

Mr. Deschambeault has 23 years’ experience in customer service and has spent the last 17 years operating his construction business: Can-Do Construction.  Although he has no formal education, past graduating from high school, he has extensive experience working with layout, design, construction, fabrication, manufacturing, marketing, project management, business development, management and customer service.  Mr. Deschambeault’s design, fabrication and manufacturing experience crosses several mediums including wood, sheet metal, earth and encompasses the creation of numerous tools, mechanisms and solutions related to the construction industry.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended December 31, 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Desmond Deschambeault Sole Officer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

As of December 31, 2017, the Company did not have any outstanding equity awards.

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

(i)Any of the Company’s directors or officers;

(ii)Any person proposed as a nominee for election as a director;

(iii)Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares of common stock;

(iv)Any of the Company’s promoters; and

(v)Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

The Company’s common stock is not quoted or listed via any exchange and therefore the Company is not subject to any director independence requirements.

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2016 and December 31, 2016, for professional services rendered by DeCoria, Maichel & Teague, P.S., for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Audit fees (1)	$11,025	$11,300
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$11,025	$11,300

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

DD’S DELUXE ROD HOLDER, INC.

Date:	March 6, 2018		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
President and Director
(Principal Executive Officer)

Date:	March 6, 2018		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2018	By:	/s/ Desmond Deschambeault

Desmond Deschambeault President and Director
(Principal Executive Officer )

Date:	March 6, 2018		/s/ Desmond Deschambeault

		By:	Desmond Deschambeault
Treasurer and Corporate Secretary
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF

THE SARBANES-OXLY ACT OF 2002

Rule 13a-14(a)/15d-14(a) Certifications.

I, Desmond Deschambeault, certify that:

1.	I have reviewed this annual report, for the year ended December 31, 2017 on Form 10-K of DD’s Deluxe Rod Holder, Inc.;
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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

 Date: March 6, 2018

/s/ Desmond Deschambeault
Desmond Deschambeault Principal Financial Officer and Principal Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DD’s Deluxe Rod Holder, Inc. a Nevada corporation (the "Company") on Form 10-K for the period ending December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Desmond Deschambeault, President (and principal executive officer) of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 6, 2018

/s/ Desmond Deschambeault
Desmond Deschambeault President