Form 10-Q
period 2018-03-31
DD's Deluxe Rod Holder, Inc.
filed 2018-05-21
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2018

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 333-204518

DD’S DELUXE ROD HOLDER, INC.

(Exact name of the registrant business issuer as specified in its charter)

NEVADA	61-1748028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 402, Unit 1, Building 1, No. 1 Huaxing Street, Zhengxiang District, Hengyang City, Hunan Province, China (Address of principal executive office)	421000 (Postal Code)

+86 18974731107 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 21, 2018, there were 4,000,000 shares of common stock, $0.001 par value outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

2

CONTENTS

Unaudited Condensed Balance Sheets	4

Unaudited Condensed Statements of Operations and Comprehensive Loss	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Financial Statements	7

Management’s Discussion and Analysis and Plan of Operation	14

DD’S DELUXE ROD HOLDER, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$397	$8,227
Total Current Assets	397	8,227
Intangible Assets	-	1,860
TOTAL ASSETS	$397	$10,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Line of credit	$48,449	$48,449
Accounts payable	1,550	225
Legal fees payable	78,732	67,594
Accrued interest payable	4,666	4,019
Total Current Liabilities	133,397	120,287

TOTAL LIABILITIES	$133,397	$120,287

Stockholders’ Deficit
Common stock, $0.001 par value, 120,000,000 shares authorized;4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	36,000	36,000
Accumulated deficit	(173,000)	(150,200)
Accumulated other comprehensive income (loss)	-	-
Total Stockholders’ Deficit	$(133,000)	$(110,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397	$10,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues	$-	$-
Cost of Sales	-	-
Gross profit	-	-

Operating Expenses
Legal and professional fee	11,138	4,893
Accounting and audit	1,400	7,225
Transfer agent and public company	7,000	625
General and administrative expenses	755	-
Total operating expenses	20,293	12,743

Loss from operations	(20,293)	(12,743)

Other expenses	(1,860)	-
Interest expense	(647)	(400)
Total other expenses	(2,507)	(400)

Loss before taxes	(22,800)	(13,143)
Income tax	-	-
Net loss	$(22,800)	$(13,143)

Other comprehensive income (loss):	-	-
Foreign currency translation gain (loss)	-	-
Comprehensive Loss	$(22,800)	$(13,143)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,800)	$(13,143)
Adjustments to reconcile net loss to net cash used in operations:
Written off of intangible assets	1,860	-
Changes in operating assets and liabilities:
Accounts payable	12,463	4,923
Legal fee payables	-	4,894
Accrued interest payable	647	401
Net Cash Used in Operating Activities	(7,830)	(2,925)

Net decrease in cash and cash equivalents	(7,830)	(2,925)
Cash and cash equivalents, beginning of period	8,227	10,892
Cash and cash equivalents, end of period	$397	$7,967

Supplemental cash flow information
Interest received	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Advances payable paid by line of credit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of March 31, 2018, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $173,000. At March 31, 2018, the Company’s working capital deficit is a $133,000. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs. The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 as of January 1, 2018. There was no material impact on the Company’s condensed consolidated financial statements resulting from the adoption of this guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The ASU provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The guidance will be applied prospectively for annual periods and interim periods beginning after December 15, 2017. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial position, results of operations, and disclosures.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At March 31, 2018 and December 31, 2017, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations. At March 31, 2018, none of the Company’s patent applications have been approved.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations. The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4. From inception through March 31, 2018, the fair value of services and office space provided was estimated to be nil.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short-term nature of these financial instruments approximates fair value at March 31, 2018.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2018 and December 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

Loss Per Share

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period.

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

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Management assessed that the Company was not subject to any capital commitments that required the accrual of financial obligation.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current standards as components of comprehensive income are required to be reported in a financial statement that is presented with same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Subsequent events

On April 11, 2018, the Company entered into a assignment of rights and assumption of liabilities agreement with Desmond Deschambeault, the previous president of the Company. The agreement provides that the Company desires to assign and Desmond Deschambeault desires to assume, all of the Company’s right, title, obligations and interest in and to all of the assets and liabilities. The consideration for the assignment of the assets will be equal to the liabilities stated as of March 31, 2018.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit. All amounts borrowed by the Company pursuant to the line of credit was due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017. The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised. Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum. Interest expense for the three months period ended March 31, 2018 and 2017, was $647 and $400, respectively.

Accrued interest payable at March 31, 2018 and December 31, 2017, was $4,666 and $4,019, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2018, the Company has 120,000,000 shares of common stock authorized with a par value of $0.001 per share. Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for cash at $0.01 per share for a total of $30,000.

As of March 31, 2018, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. Deferred tax liabilities are recognized for all future taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred tax is charged or credited in the operations of statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries.

The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on the Company when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate the provision of the Tax Act and the application of ASC 740. The Company will continue to analyze the full effects of the Tax Act on its consolidated financial statements.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

DD’s Deluxe Rod Holder, Inc. (“Deluxe” or the “Company”) is a Nevada corporation formed on September 26, 2014. The Company originally intended to build its business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman. On January 30, 2015, the Company filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”). The Company’s original provisional patent application was scheduled to expire on January 30, 2016. On January 28, 2016, the Company filed a new provisional patent application with the USPTO. On February 24, 2016, the Company converted the provisional patent application into a non-provisional by filing a non-provisional patent application, USPTO. The Company anticipates the entire process to acquire a non-provisional utility patent will take between 24-36 months from the date the non-provisional patent was filed with the USPTO.

On April 11, 2018, as a result of a private transaction, 1,000,000 shares of common stock (the “Shares”) of the Company, has been transferred from Desmond Deschambeault to Liu Ling (the “Purchaser”). The consideration paid for the Shares, which represent 25% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $100,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Desmond Deschambeault released the Company from all debts owed.

Moreover, Liu Ling acquired another 1,200,000 shares from the non-affiliate shareholders, which represents 30% of the issued and outstanding share capital of the Company on a fully-diluted basis. The consideration paid for the Shares was $122,040.72. The source of the cash consideration for the Shares was personal funds of the Purchaser. These two transactions resulted in the Purchaser acquiring a total of 55% of the issued and outstanding share capital of the Company on a fully-diluted basis, which caused a change in control of the Company.

Upon the change of control of the Company, which occurred on April 11, 2018, the existing director and officer resigned immediately. Accordingly, Desmond Deschambeault, serving as the sole director and as the only officer, ceased to be the Company’s President, Treasurer, Secretary and Director. At the effective date of the transfer, Ms. Liu Ling has consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

As a result of the change of control, we currently is a shell company with no business operations or significant assets.

RESULTS OF OPERATION

As of March 31, 2018, we have accumulated a deficit of $ 173,000. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2018

Revenue

During the three months ended March 31, 2018, the Company has generated $0 in revenue.

Operating Expenses

During the three-months period ended March 31, 2018, we incurred total expenses and professional fees of $20,293. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended March 31, 2018 was $ 22,800.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018 our current assets were $ 397 compared to $ 10,087 in current assets at December 31, 2017. As at March 31, 2018, our current liabilities were $ 133,397 compared to $ 120,287 as of December 31, 2017.

Stockholders’ deficit was $ 110,200 as of December 31, 2017 compared to stockholders’ equity of $ 133,000 as of March 31, 2018.

Cash Flows from Operating Activities

For the three-months period ended March 31, 2018, net cash flows used in operating activities was $ 7,830, consisting of net income loss of $ 22,800, write off of intangible assets of $ 1,860, accrued interest payable of $ 647 and increase in accounts payable of $ 12,463.

Cash Flows from Investing Activities

We used $ 0 in investing activities during the three-months period ended March 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended March 31, 2018 was $ 0.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 26, 2014) resulting in an accumulated deficit of $ 173,000 as of March 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

There have been no changes during the quarter ended March 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DD’s Deluxe Rod Holder, Inc. is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of DD’s Deluxe Rod Holder, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to DD’s Deluxe Rod Holder, Inc. or has a material interest adverse to DD’s Deluxe Rod Holder, Inc.in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017 which was filed with the SEC on March 9, 2018.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws(1)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Label Presentation Linkbase

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-1 originally filed on May 29, 2015, as amended.

(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DD’S DELUXE ROD HOLDER, INC.

Date:	May 21, 2018	By:	/s/ Ling Liu
Ling Liu
President
(Principal Executive Officer and Financial Officer)

