Form 10-Q
period 2018-06-30
DD's Deluxe Rod Holder, Inc.
filed 2018-08-17
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-204518

DD’s Deluxe Rod Holder Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1748028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 402, Unit 1, Building 1, No. 1 Huaxing Street,

Zhengxiang District, Hengyang City, Hunan

Province, China 421000

(Address of principal executive offices, Zip Code)

+86 18974731107

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,000,000

DD’S DELUXE ROD HOLDER INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DD’S DELUXE ROD HOLDER INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

CONTENTS

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations and Comprehensive Loss	3

Unaudited Condensed Statements of Cash Flows	4

Notes to Financial Statements	5 - 11

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$397	$8,227
Total Current Assets	397	8,227

Intangible Assets	-	1,860
TOTAL ASSETS	$397	$10,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Line of Credit	$48,449	$48,449
Accounts Payable	1,550	225
Related Party Payable	82,154	67,594
Accrued Liabilities	10,258	4,019
Total Current Liabilities	142,411	120,287

TOTAL LIABILITIES	$142,411	$120,287

Stockholders’ Deficit
Common stock, $0.001 par value, 120,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	36,000	36,000
Accumulated deficit	(182,014)	(150,200)
Total Stockholders’ Deficit	$(142,014)	$(110,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397	$10,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales - Net	$-	$-	$-	$-

Operating expenses
Legal and Professional	3,409	7,575	15,147	12,468
Accounting and Audit	5,000	2,600	6,400	9,825
Transfer agent and public company	-	600	7,000	1,225
General and administrative	-	45	155	45
Total operating expense	8,409	10,820	28,702	23,563

Loss from operations	(8,409)	(10,820)	(28,702)	(23,563)

Other income (expense)	-	-	(1,860)	-
Interest Expense	(605)	(410)	(1,252)	(810)
Total other expenses	(605)	(410)	(3,112)	(810)

Income tax	-	-	-	-

Net loss	$(9,014)	$(11,230)	$(31,814)	$(24,373)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six months ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,814)	$(24,273)
Changes in operating assets and liabilities:
Impairment loss on other receivable	1,860	-
Accounts payable	1,325	1,800
Related party payables	14,560	12,047
Accrued liabilities	5,634	811
Net Cash Used in Operating Activities	(7,830)	(9,715)

Net decrease in cash and cash equivalents	(7,830)	(9,715)

Cash and cash equivalents, beginning of period	8,227	10,892
Cash and cash equivalents, end of period	$397	$1,177

Supplemental cash flow information
Interest received	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Advances payable paid by line of credit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of June 30, 2018, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $182,014. At June 30, 2018, the Company’s working capital deficit is a $142,014. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs. The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

Recent Accounting Pronouncements

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At June 30, 2018 and December 31, 2017, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations. At June 30, 2018, none of the Company’s patent applications have been approved.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations. The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4. From inception through June 30, 2018, the fair value of services and office space provided was estimated to be nil.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short-term nature of these financial instruments approximates fair value at June 30, 2018.

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2018 and December 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

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

Subsequent events

On April 11, 2018, the Company entered into an assignment of rights and assumption of liabilities agreement with Desmond Deschambeault, the previous president of the Company. The agreement provides that the Company desires to assign and Desmond Deschambeault desires to assume, all of the Company’s right, title, obligations and interest in and to all of the assets and liabilities. The consideration for the assignment of the assets will be equal to the liabilities stated as of June 30, 2018.

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit. All amounts borrowed by the Company pursuant to the line of credit was due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017. The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised. Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum. Interest expense for the six months period ended June 30, 2018 and 2017, was $1,252 and $810, respectively.

Accrued interest payable at June 30, 2018 and December 31, 2017, was $5,271 and $4,019, respectively.

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2018, the Company has 120,000,000 shares of common stock authorized with a par value of $0.001 per share. Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for cash at $0.01 per share for a total of $30,000.

As of June 30, 2018, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

DD’S DELUXE ROD HOLDER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2018, and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

We were incorporated on September 26, 2014 under the laws of the state of Nevada. We originally intended to build our business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman. However, we have conducted limited operations and have had no operating revenues since inception. On April 11, 2018, as a result of a private transaction, 1,000,000 shares of common stock of the Company, representing 25% of the issued and outstanding share capital of the Company on a fully-diluted basis, were transferred from the Company’s former sole officer and director, Desmond Deschambeault to Liu Ling. The consideration paid for the shares was $100,000. Liu Ling acquired an additional 1,200,000 shares of Common Stock from several non-affiliate shareholders, representing 30% of the issued and outstanding share capital of the Company on a fully-diluted basis. The consideration paid for these shares was $122,040.72. As a result, Liu Ling acquired a total of 55% of the issued and outstanding share capital of the Company on a fully-diluted basis, which caused a change in control of the Company.

Upon the change of control of the Company, which occurred on April 11, 2018, Desmond Deschambeault ceased to be the Company’s President, Treasurer, Secretary and Director. At the same time, Liu Ling became the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On June 15, 2018, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Golden Sunset Group Limited, a Seychelles International Business Company (“Golden Sunset”), and the shareholders of Golden Sunset (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Golden Sunset held by them, constituting all of the issued and outstanding capital stock of Golden Sunset, in exchange for a number of newly issued shares of the Company’s common stock (the “Shares”) that will, in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Closing”).

However, the exchange transaction contemplated by the Share Exchange Agreement has not been consumed yet. The parties to the Share Exchange Agreement have agreed to close the exchange transaction as soon as practicable. We cannot make any assurances that the exchange transaction will be consummated eventually. If the transactions contemplated by the share exchange agreement are completed, we will become engaged in active business operations through Golden Sunset and its wholly owned subsidiaries and affiliated entities, there will be a change of control in the Company and a change in management.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

We incurred a net loss of $31,814 for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $182,014. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues

We had revenue of $0 and $0 for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

We incurred total operating expenses of $8,409 and $10,820 for the three months ended June 30, 2018 and 2017, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the three months ended June 30, 2018 and 2017, we incurred a net loss of $9,014 and $11,230, respectively.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues

We had revenue of $0 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

We incurred total operating expenses of $28,702 and $23,563 for the six months ended June 30, 2018 and 2017, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the six months ended June 30, 2018 and 2017, we incurred a net loss of $31,814 and $24,373, respectively.

Liquidity and Capital Resources

As of June 30, 2018, the Company had a working capital deficit of $142,014, an accumulated deficit of $182,014 and did not earn any revenue to cover its operating costs.

The Company has nominal assets and has not generated revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

	Six Months Ended June 30,
	2018	2017
Net cash (used in) operating activities	$(7,830)	$(9,715)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	(7,830)	(9,715)
Cash and cash equivalents at the beginning of period	8,227	10,892
Cash and cash equivalents at the end of period	$397	$1,177

Operating Activities

Net cash used in operating activities was $7,830 for the six months ended June 30, 2018, as compared to $9,715 net cash used in operating activities for the six months ended June 30, 2017. The change was mainly due to the impairment loss on other receivable of $1,860.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2018, as compared to $0 net cash used in investing activities for the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2018 was $0, as compared to $0 for the six months ended June 30, 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, the Company is not required to provide this information.

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed on March 9, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2018:

a)	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
b)	Lack of proper segregation of duties due to limited personnel.
c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

The Company’s management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in our Current Report on Form 8-K filed on June 15, 2018, on June 15, 2018, pursuant to the Share Exchange Agreement, we agreed to issue 230,000,000 shares of common stock to the shareholders of Golden Sunset in exchange for all of the ordinary shares of Golden Sunset held by them, constituting all of the issued and outstanding capital stock of Golden Sunset.

The issuance of our shares to the shareholders of Golden Sunset will be made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, for the offer and sale of securities not involving a public offering, and Regulation S. None of the shares have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2018

DD’s Deluxe Rod Holder Inc.

By:	/s/ Ling Liu
Ling Liu
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document