Form 10-Q
period 2018-09-30
DD's Deluxe Rod Holder, Inc.
filed 2018-11-21
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-204518

DD’s Deluxe Rod Holder Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1748028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, Golden Sunset Community, Wencang Village, Yueping Township, Yan Feng District,

Hengyang City, Hunan Province, China 421000

(Address of principal executive offices, Zip Code)

+86 0734-8476607

(Registrant’s telephone number, including area code)

Room 402, Unit 1, Building 1, No. 1 Huaxing Street,

Zhengxiang District, Hengyang City, Hunan

Province, China 421000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	234,000,000

DD’S DELUXE ROD HOLDER INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DD’S DELUXE ROD HOLDER INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

CONTENTS

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations and Comprehensive Loss	3

Unaudited Condensed Statements of Cash Flows	4

Notes to Financial Statements	5 - 11

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$8,227
Total Current Assets	-	8,227

Intangible Assets	-	1,860
TOTAL ASSETS	$-	$10,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Line of Credit	$-	$48,449
Accounts Payable	1,178	225
Related Party Payable	17,637	67,594
Accrued Liabilities	2,500	4,019
Total Current Liabilities	21,315	120,287

TOTAL LIABILITIES	$21,315	$120,287

Stockholders’ Deficit
Common stock, $0.001 par value, 120,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	170,273	36,000
Accumulated deficit	(195,588)	(150,200)
Total Stockholders’ Deficit	$(21,315)	$(110,200)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$10,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales - Net	$-	$-	$-	$-

Operating expenses
Legal and Professional	11,240	5,631	26,387	18,099
Accounting and Audit	2,500	2,600	8,900	12,425
Transfer agent and public company	-	1,390	7,000	2,615
General and administrative	42	46	197	91
Total operating expense	13,782	9,667	42,484	33,230

Loss from operations	(13,782)	(9,667)	(42,484)	(33,230)

Other income (expense)	-	-	(2,257)	-
Interest income (expense)	-	(501)	(647)	(1,311)
Total other expenses	-	(501)	(2,904)	(1,311)

Income tax	-	-	-	-

Net loss	$(13,782)	$(10,168)	$(45,388)	$(34,541)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DD’S DELUXE ROD HOLDER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,388)	$(34,541)
Changes in operating assets and liabilities:
Gain on change of control	13,589	-
Impairment loss on assets	2,257	-
Accounts payable	1,178	200
Legal fees payable	-	17,054
Accrued liabilities	2,500	-
Accrued interest payable	-	1,312
Net Cash Used in Operating Activities	(25,864)	(15,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payables	17,637	-
Borrowings under line of credit		18,000
Net Cash Provided in Financing Activities	17,637	18,000

Net (decrease)/increase in cash and cash equivalents	(8,227)	2,025

Cash and cash equivalents, beginning of period	8,227	10,892
Cash and cash equivalents, end of period	$-	$12,917

Supplemental cash flow information
Interest received	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Conversion of liabilities to additional paid in capitals from former shareholder’s assumption of liabilities	$134,273	$-

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of September 30, 2018, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $195,588. At September 30, 2018, the Company’s working capital deficit is a $21,315. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs. The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Intangible Assets

Intangible assets with definite lives are subject to amortization. At September 30, 2018 and December 31, 2017, such intangible assets consist of fees paid to the United States Patent and Trademark Office on the filing of a non-provisional patent application which will be amortized on a straight-line basis over the patent life of 20 years, once approved. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include an economic downturn, regulations, or a change in the assessment of future operations. At September 30, 2018, none of the Company’s patent applications have been approved.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations. The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4. From inception through September 30, 2018, the fair value of services and office space provided was estimated to be nil.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short-term nature of these financial instruments approximates fair value at September 30, 2018.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2018 and December 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

NOTE 3 – LINE OF CREDIT

On March 1, 2016, the Company entered into a short-term line of credit agreement with Crest Business Solutions, LLC (“Crest”). The agreement provides that Crest will provide the Company with up to $50,000 via the line of credit. All amounts borrowed by the Company pursuant to the line of credit was due and payable (with accrued interest thereon) in one balloon payment on February 28, 2017. The Company had the option to extend the term of the line of credit for an additional year to February 28, 2018 which was exercised. Interest accrues on the principal amount borrowed pursuant to the line of credit at the rate of five percent per annum. Interest expense for the nine months period ended September 30, 2018 and 2017, was $647 and $810, respectively. Accrued interest payable at September 30, 2018 and December 31, 2017, was $0 and $4,019, respectively.

On April 11, 2018, the former director assumed the liability of the line of credit per Assignment of Rights and Assumptions of Liabilities Agreement.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2018, the Company has 120,000,000 shares of common stock authorized with a par value of $0.001 per share. Founder’s shares of 1,000,000 were issued during 2014 at a price of $0.01 per share for $10,000 which was used for organizational costs and other working capital requirements.

On February 9, 2016, the Company issued 3,000,000 shares of its common stock for cash at $0.01 per share for a total of $30,000.

As of September 30, 2018, the Company had 4,000,000 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2018, and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

NOTE 6 – SUBSEQUENT EVENTS

On November 13, 2018 we completed a reverse acquisition transaction with Golden Sunset pursuant to the Share Exchange Agreement, whereby we issued to the Shareholders 230,000,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Golden Sunset. Golden Sunset thereby became our wholly owned subsidiary and the former stockholders of Golden Sunset became our controlling stockholders. As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the elderly care business.

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

On June 15, 2018, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Golden Sunset Group Limited, a Seychelles International Business Company (“Golden Sunset”), and the shareholders of Golden Sunset (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Golden Sunset held by them, constituting all of the issued and outstanding capital stock of Golden Sunset, in exchange for a number of newly issued shares of the Company’s common stock that will, in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

We incurred a net loss of $45,388 for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $195,588. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Developments

On November 13, 2018 we completed a reverse acquisition transaction with Golden Sunset pursuant to the Share Exchange Agreement, whereby we issued to the Shareholders 230,000,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Golden Sunset. Golden Sunset thereby became our wholly owned subsidiary and the former stockholders of Golden Sunset became our controlling stockholders. As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the elderly care business.

Please refer to our current report on Form 8-K filed on November 13, 2018 for detailed information with respect to the transactions described above, our current business and management.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

We had revenue of $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses

We incurred total operating expenses of $13,782 and $9,667 for the three months ended September 30, 2018 and 2017, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the three months ended September 30, 2018 and 2017, we incurred a net loss of $13,782 and $10,168, respectively.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues

We had revenue of $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

We incurred total operating expenses of $42,484 and $33,230 for the nine months ended September 30, 2018 and 2017, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the nine months ended September 30, 2018 and 2017, we incurred a net loss of $45,388 and $34,541, respectively.

Liquidity and Capital Resources

As of September 30, 2018, the Company had a working capital deficit of $21,315, an accumulated deficit of $195,588 and did not earn any revenue to cover its operating costs.

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

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) operating activities	$(25,864)	$(15,975)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	17,637	18,000
Net (decrease) increase in cash and cash equivalents	(8,227)	2,025
Cash and cash equivalents at the beginning of period	8,227	10,892
Cash and cash equivalents at the end of period	$-	$12,917

Operating Activities

Net cash used in operating activities was $25,864 for the nine months ended September 30, 2018, as compared to $15,975 net cash used in operating activities for the nine months ended September 30, 2017. The change was mainly due to the gain on change in control of $13,589.

Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2018, as compared to $0 net cash used in investing activities for the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $17,637, as compared to $18,000 for the nine months ended September 30, 2017. The change was mainly due to the borrowings under line of credit of $18,000 for the prior period.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2018:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: November 21, 2018

DD’s Deluxe Rod Holder Inc.

By:	/s/ Jun Quan
Jun Quan
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

