Form 10-K
period 2018-12-31
DD's Deluxe Rod Holder, Inc.
filed 2019-04-12
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-204518

DD’s Deluxe Rod Holder Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1748028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3rd Floor, Golden Sunset Community, Wencang Village, Yueping Township, Yan Feng District,

Hengyang City, Hunan Province, China 421000

(Address of Principal Executive Offices)

86-734-8476607

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $1.05 per share) was approximately $1.89 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 234,000,000 shares of the registrant’s common stock outstanding as of April 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DD’s Deluxe Rod Holder, Inc.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in this annual report, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of DD’s Deluxe Rod Holder Inc., a Nevada corporation, and its subsidiaries and other consolidated entities;
●	“GS Group” are to Golden Sunset Group Limited, a Republic of Seychelles company and wholly-owned subsidiary of DD’s Deluxe Rod Holder Inc.;
●	“GS International” are to Golden Sunset International Management Limited, a Republic of Seychelles company and wholly-owned subsidiary of GS Group;
●	“GS Hong Kong” are to Golden Sunset (Hongkong) Lodging Limited, a Hong Kong company and wholly-owned subsidiary of GS International;
●	“Xiao De Shenzhen” are to Xiao De Tian Xia (Shenzhen) Senior Care Service Management Co., Ltd., a PRC company and wholly-owned subsidiary of GS Hong Kong;
●	“GS Technology” are to Shenzhen Golden Sunset Technology Limited, a PRC company and wholly-owned subsidiary of Xiao De Shenzhen;
●	“Xiao De Tangshan” are to Xiao De Tian Xia (Tangshan) Senior Care Service Management Co., Ltd., a PRC company and 60% owned subsidiary of Xiao De Shenzhen;
●	“Xiao De Hubei” are to Xiao De Tian Xia (Hubei) Senior Care Services Co., Ltd., a PRC company and 67% owned subsidiary of Xiao De Shenzhen;
●	“Xiao De Hunan” are to Hunan Xiao De Tian Xia Senior Care Industry Management Co., Ltd., a PRC company and an variable interest entity;
●	“Hunan Guanzizai” are to Hunan Guanzizai Senior Care Services Co. Ltd., a PRC company and wholly-owned subsidiary of Xiao De Hunan;
●	“Red Sunset Tourism” are to Hengyang City Red Sunset Tourism Development Co., Ltd., a PRC company and wholly-owned subsidiary of Xiao De Hunan;
●	“Xiao De Beijing” are to Beijing Xiao De Tian Xia Senior Care Industry Management Co., Ltd., a PRC company and 70% owned subsidiary of Xiao De Hunan;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“China” and “PRC” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” are to the Securities Act of 1933, as amended.

PART I

ITEM 1.	BUSINESS.

Our Corporate History and Background

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

As a result of our acquisition of GS Group on November 13, 2018, we now own all of the issued and outstanding shares of GS Group, a holding company, which in turn owns all of the equity capital of GS International and its subsidiaries.

On November 23, 2018, Xiao De Hunan entered into an equity transfer agreement with Xinhui Li, a Chinese citizen and the sole shareholder of Red Sunset Tourism, pursuant to which Xiao De Hunan agreed to acquire 100% equity interest in Red Sunset Tourism from Mr. Li at the purchase price of RMB 510,000 (approximately $74,257). On December 10, 2018, Xiao De Hunan completed all the legitimate registration with related government authorities to update Red Sunset Tourism’s business license reflecting the change of its shareholder name to Xiao De Hunan. As a result, the equity transfer was consummated and completed.

GS Group, a Seychelles holding company, was formed on June 28, 2017. Ms. Jun Quan is the sole director of GS Group.

GS International, a Seychelles holding company, was formed on June 28, 2017. Ms. Jun Quan is the sole director of GS International.

GS Hong Kong, a Hong Kong company, was formed on July 18, 2017. The sole director of GS Hong Kong is Ms. Jun Quan.

Xiao De Shenzhen, a PRC company, was formed on November 3, 2017. Its legal representative is Juan Tang.

GS Technology, a PRC company, was formed on January 20, 2016. Its legal representative is Qin Zhang.

Xiao De Hunan, a PRC company, was formed on March 22, 2017. Its legal representative is Xinyou Tang.

Xiao De Tangshan, a PRC company, was formed on September 3, 2018. Its legal representative is Huizhong Zheng.

Xiao De Hubei, a PRC company, was formed on September 30, 2018. Its legal representative is Erzhi Liu.

Hunan Guanzizai, a PRC company, was formed on September 27, 2017. Its legal representative is Peng Liu.

Xiao De Beijing, a PRC company, was formed on July 30, 2018. Its legal representative is Zhen Gao.

Red Sunset, a PRC company, was formed on Janaury 8, 2008. Its legal representative is Qin Zhang.

As described below in more detail, through our PRC VIEs, Xiao De Hunan, Hunan Guanzizai, which have contractual arrangements with Xiao De Shenzhen, we are in the business of elderly care.

Our Corporate Structure

On November 6, 2017, our indirectly wholly-owned Chinese subsidiary, Xiao De Shenzhen, Xiao De Hunan, Hunan Guanzizai and the shareholders of Xiao De Hunan entered into the following commercial arrangements, or collectively, VIE Agreements, pursuant to which we have contractual rights to control and operate the businesses of Xiao De Hunan and Hunan Guanzizai:

●	Pursuant to an exclusive service agreement, or the Service Agreement, Xiao De Shenzhen was irrevocably granted, for a term of 20 years, the exclusive right of management and operation of Xiao De Hunan and Hunan Guanzizai and the rights and responsibilities of shareholders and directors of Xiao De Hunan and Hunan Guanzizai. Among others, Xiao De Shenzhen will be in charge of all aspects of operations of Xiao De Hunan and Hunan Guanzizai and has the right to nominate and replaces directors of Xiao De Hunan and Hunan Guanzizai. In exchange, Xiao De Huan and Hunan Guanzizai agreed to pay Xiao De Shenzhen a management fee including revenue from the operation of senior care organizations and investment income from senior care projects;

●	Pursuant to a call option agreement, or the Option Agreement, the shareholders of Xiao De Hunan granted to Xiao De Shenzhen the irrevocable call option to purchase any and all of the assets of and equity interests in Xiao De Hunan, at the exercise price equal to the lowest possible price permitted by Chinese laws;

●	Pursuant to a shareholders’ voting rights proxy agreement, or the Voting Rights Agreement, each of the shareholders of Xiao De Hunan irrevocably appointed the representatives designated by Xiao De Shenzhen to exercise its exclusive voting right of shareholders in the general meeting of shareholders of Xiao De Hunan; and

●	Pursuant to an equity pledge agreement, the Pledge Agreement, the shareholders of Xiao De Hunan and Xiao De Hunan pledged all of the equity interests in Xiao De Hunan and Hunan Guanzizai, respectively, and any and all increased capital contribution and equity interest to Xiao De Shenzhen as the security for the performance of the obligations under the Service Agreement, the Option Agreement and Voting Rights Agreement as well as any direct, indirect and consequential losses suffered by Xiao De Shenzhen due to any breach by the shareholders of Xiao De Hunan, Xiao De Hunan or Hunan Guanzizai.

In addition, Xiao De Hunan executed an acknowledgment letter and granted to Xiao De Shenzhen the irrevocable call option to purchase any and all of the assets of and equity interests in Red Sunset Tourism. Red Sunset Tourism also executed acknowledgement letters whereby it agreed to be bound by and subject to the Service Agreement, the Voting Rights Agreement and the Pledge Agreement as if Red Sunset Tourism were originally a party to these agreements.

Xiao De Hunan also executed an acknowledgment letter and granted to Xiao De Shenzhen the irrevocable call option to purchase its equity interests in Xiao De Beijing. Moreover, Xiao De Beijing executed acknowledgement letters whereby it agreed to be bound by and subject to the Service Agreement, the Voting Rights Agreement and the Pledge Agreement as if Xiao De Beijing were originally a party to these agreements.

As a result of the above contractual arrangements, or the Contractual Arrangements, we maintain substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIEs, we are entitled to consolidate the financial results of the VIEs in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

In the opinion of S&D Partners, our PRC legal counsel:

●	the ownership structures of our wholly-foreign owned enterprise and VIEs in China do not and will not violate any applicable PRC law, regulation, or rule currently in effect; and

●	the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and the variable interest entity equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws, rules, and regulations currently in effect, and will not violate any applicable PRC law, regulation, or rule currently in effect.

However, we have been further advised by our PRC legal counsel, S&D Partners, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities may, in the future, take a view that is contrary to the opinion of our PRC legal counsel. We have been further advised by our PRC legal counsel that if the PRC government finds that the agreements that establish the structure for operating our Internet-based business do not comply with PRC government restrictions on foreign investment in the aforesaid business we engage in, we could be subject to severe penalties including being prohibited from continuing operations. See “Risk Factors — Risks Relating to our Commercial Relationship with VIEs.”

4

The chart below presents our corporate structure as of the date of this report:

Our principal executive offices are located at 3rd Floor, Golden Sunset Community, Wencang Village, Yueping Township, Yan Feng District, Hengyang City, Hunan Province, China 421000. The telephone number at our principal executive office is 86-734-8476607.

Our Business

China’s population is rapidly aging. It is widely expected that by 2055, 400 million Chinese — or about a quarter of the country’s population — will be over age 65. The issue of “elder care”, which has received growing attention in recent years in China, was caused by two major factors: modernization which has weakened the traditional function of “family support” for the elderly in Chinese culture, and the inability of traditional institutions to meet the diverse needs of the elderly. Today, growth in China’s elderly care industry is presenting both tremendous opportunities and challenges.

Through our subsidiaries and VIEs located in Beijing, Shenzhen, Tangshan, Hunan and Wuhan, we are providing comprehensive online and offline elderly care related business. By collaborating with local government, public institutions, senior living residences, community centers and hotels, we are providing travelling, management, health care, senior care business development, meditation and smart living services to our customers, which were developed from our innovative operating philosophy to enhance their physical and mental well-being, which includes four holistic elements – cultural, spiritual, physical, and intellectual.

●	“Snowbird” travelling for seniors. At any age, travel can play a crucial role in staying healthy. Dramatically improved life expectancy and rising incomes have afforded these old people a freedom to enjoy life post-retirement in a way that would have been unthinkable for their parents’ generation. With just one child and modern urban lifestyle, elderly people in China often see no point in saving all their money for coming generations. Comparing with young people, many elderly people are retired and as a result, have more relaxation time to spend on travelling. For instance, like in the US and other developed countries, winter migration of the elderly from northern China to warmer places in southern China is growing significantly in recent years. We are currently cooperating with senior care service providers located at six popular travel destinations, including Shenzhen, Hainan, Hengshan, Tangshan, Guangxi and Xinjiang, to establish our “snowbird” travelling bases, where we provide senior travelers with all kinds of supportive services, including hosting folk art events, watching art shows, and organizing rural tours. Our trained staff members can also provide 24-hour care and monitoring of the travelers on an as needed basis.

●	Health care. We have established two health management centers in senior living communities, where we seek to provide rehabilitation, healthy food, health management and health monitoring services to our customers who do not require more acute medical care traditionally given in hospital or nursing homes. For instance, we hired licensed professional rehabilitation therapists to provide rehabilitation care to our customers, including acupuncture and massage. Our customers need to complete an assessment to determine their need and preferences. From these assessments, a care plan is developed for each customer to ensure that we render care meet the specific needs and preferences of each customer where possible. The care plan is also reviewed periodically to determine whether a change in care is needed.

●	Spiritual and intellectual care. It is widely believed that learning can help improve cognitive ability and memory function and can help ward off Alzheimer’s disease and dementia. Through our community service centers in Wuhan and Tangshan, Golden Sunset Senior Club in Hengyang City and Beijing Senior Club, we provide various classes to our customers to create meaningful, healthy, stimulating and positive lifestyles for them. Currently, we offer dancing, music, and Chinese calligraphy classes to both members and non-members of the clubs, while members of the clubs are receiving additional benefits, such as regular preventive health assessment and rehabilitation support. We currently have approximately 1,000 members of these clubs.

●	Smart life service. As the online prong of our business, we are developing “Xiaode Smart Senior Care Platform V1.0”, which can be used by various nursing homes and senior communities. This software offers operators of facilities a comprehensive set of integrated tools for management of the monitoring and treatment of their residents. We are also in the process of developing “Xiaode Smart Institution Management System” and “Xiaomaibu” App to provide more management solutions to senior living facilities.

Sales and Marketing

We carried out sale and marketing activities solely through our own sales and marketing staff. Our staff visits various nursing homes, senior communities and other senior care facilities on a regular basis to promote awareness of us and our services among residents and their family members, professional referral sources and other key decision makers. Additionally, to develop public awareness of our brand, we frequently advertise on various television channels, print publications and social media sites. We also solidify our market presence through various types of marketing campaigns, such as participating in exhibitions, trade shows, seminars and promotional events. We believe a large scale marketing campaign that increases exposure to Golden Sunset could result in a significant increase in our revenue.

Our Customers

Our current and future customers mainly include elderly people and senior care providers. We do not believe that we are dependent on a single customer, or a few customers, and the loss of any of them would have a material adverse effect on our business operations.

Our Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

All of our employees have entered into standard employment agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to us their inventions, technologies and designs they develop during their term of employment with us.

We currently own two design patents of our company brand mascots, “Xiao Baobao” and “De Baobao”. Both patents expire on May 27, 2028.

We are also developing software “Xiaode Smart Senior Care Platform V1.0”, which is mainly used in nursing homes and communities of senior people, which offers operators of these facilities a comprehensive set of integrated tools for management of the monitoring and treatment of their residents. Key functions of Xiaode Smart Senior Care Platform include admission and discharge management, care records, social event tracking, billing and collection.

We regard our patents and software copyrights important to our success and our competitive position.

Our Competition

The elderly care industry in China is highly fragmented and competitive. Our main competitors are state-owned or government-sponsored elderly care service providers, which are often significantly larger than us and have, or may obtain, greater financial resources than those currently available to us. However, we do not anticipate having difficulties retaining and developing customers. Our senior management team has extensive experience in operating and managing a broad range of elderly care business and has the ability to adapt to a rapidly changing business climate, providing a distinct competitive advantage in navigating the evolving elderly care industry in China. In addition, we have a broad customer base that spans ages and geographies and as a result, we do not rely on one single customer or a few customers. More importantly, our whole-industry-chain business approach not only enhances elderly people’s physical and mental well-being, with four holistic elements, cultural, spiritual, physical, and intellectual, but also differentiates us from our competitors. We believe that we are one of the few companies in the elderly care industry in China with this capability.

Regulation

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in the current businesses under PRC laws and regulations

Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, which became effective as of November 1, 2005. According to the notice, a special purpose company, or SPV, refers to an offshore company established or indirectly controlled by PRC residents for the special purpose of carrying out financing of their assets or equity interest in PRC domestic enterprises. Prior to establishing or assuming control of an SPV, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. The notice applies retroactively. As a result, PRC residents who have established or acquired control of these SPVs that previously made onshore investments in China were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. These PRC residents must also amend the registration with the relevant SAFE branch in the following circumstances: (i) the PRC residents have completed the injection of equity investment or assets of a domestic company into the SPV; (ii) the overseas funding of the SPV has been completed; (iii) there is a material change in the capital of the SPV. Under the rules, failure to comply with the foreign exchange registration procedures may result in restrictions being imposed on the foreign exchange activities of the violator, including restrictions on the payment of dividends and other distributions to its offshore parent company, and may also subject the violators to penalties under the PRC foreign exchange administration regulations.

On August 29, 2008, SAFE promulgated Circular 142 which regulates the conversion by a foreign-funded enterprise of foreign currency into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 and Circular 45 could result in severe penalties, such as heavy fines as set out in the relevant foreign exchange control regulations. On July 4, 2014, SAFE promulgated SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014. However, SAFE Circular 36 continues to prohibit foreign-invested enterprises from directly or indirectly using the Renminbi converted from their foreign exchange capitals for purposes beyond its business scope. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 will come into force and replace both Circular 142 and Circular 36 on June 1, 2015. Circular 36 allows enterprises established within the pilot areas to use their foreign exchange capitals to make equity investment and removes certain other restrictions provided under Circular 142 for these enterprises. Circular 19 will remove those restrictions for all foreign-invested enterprises established in the PRC. However, both Circular 36 and Circular 19 continue to prohibit foreign-invested enterprises from, among other things, using the Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008 and amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

Our standard employment contract complies with the requirements of the Employment Contract Law and its implementing regulations. We have entered into written employment contracts with all of our employees.

Employees

As of December 31, 2018, we had a total of 132 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Finance	15
Sales and Marketing	22
Research and Development	3
General and Administrative	92
Total	132

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Available Information

We intend to make available free of charge, on or through our website, which is under development, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. As of December 31, 2018, although our working capital was $75,465, we had incurred a comprehensive loss of $3,915,942 and incurred a negative operating cash flow of $4,529,919. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern; however, there can be no assurance that we will be successful in these plans or in attracting equity or alternative financing on acceptable terms, or if at all.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

We incurred a net book loss of $3,868,787 and $888,882 in the fiscal year ended December 31, 2018 and 2017, respectively. We have generated limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we may be able to achieve profitability in the short-term or long-term.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

●	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
●	Lack of proper segregation of duties due to limited personnel.
●	Lack of a formal review process related to financial reporting that includes multiple levels of review.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

Our business plan has not been examined or tested by the market. Our products and services are targeted at an emerging market and any potential increase in our revenues depends on the achievement by our current and future clients, which is a new market in the region. In addition, we cannot guarantee the full and successful implementation of our business strategies. To ensure the successful reception of our products by a large number of construction entities in China, great efforts must to be made in promotion and business partner development. However, we cannot guarantee successful promotion of our products and we may not be able to realize our business goals.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

We are a development stage company and, to date, our development efforts have been focused primarily on the development and marketing of our business model and services. We have a limited operating history for investors to evaluate the potential of our business development. In addition, we face many of the risks and difficulties inherent in gaining market share as a new company.

Our industry is highly fragmented and competitive, and increased competition could reduce our operating income.

The elderly care industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing travelling services for senior people, nursing care, home health care and other similar services and care alternatives. Although we believe there is a need for services that we currently provide, we expect that competition will increase from existing competitors and new market entrants. In addition, some of our major competitors are either state-owned or government-sponsored, which we believe often have substantially greater financial resources than us. We cannot be sure that we will be able to attract a sufficient number of customers that will generate acceptable returns or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully and operate profitably. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our margins and operating income.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our management, marketing and technical personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. As China is building its powerful technology industry and enhancing its market-oriented economic system, competition for talents becomes increasingly fierce. Many of our potential competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may not be able to manage our expansion of operations effectively.

We are in the process of developing our business in order to meet the potentially increasing demand for our future products, as well as capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have six employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investment. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements.

However, there are certain differences between PRC accounting standards and regulations and U.S. GAAP, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

Risks Relating to our Commercial Relationship with VIEs

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, we conduct certain of our operations and businesses in the PRC through our VIEs. The Contractual Arrangements give us effective control over Xiao De Hunan and its wholly owned subsidiaries and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate their financial results in our results of operations. Although the structure we have adopted is s commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

In the opinion of S&D Partners, our PRC counsel, the ownership structures of our wholly-foreign owned enterprise and our VIEs in China do not and will not violate any applicable PRC law, regulation or rule currently in effect; and the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and their respective equity holders governed by PRC law are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law, rule or regulation currently in effect. However, S&D Partners has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

DD’s Deluxe Rod Holder Inc., GS Group, GS International and GS Hong Kong are considered foreign investors or foreign invested enterprises under PRC law. As a result, DD’s Deluxe Rod Holder Inc., GS Group, GS International and GS Hong Kong are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our VIEs or otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIEs in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our arrangements with the VIEs and their shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore which could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIEs or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIEs, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with the VIEs and their shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law, which may materially impact the viability of our current corporate structure.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will come into effect on January 1, 2020 and replace the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. For instance, the Foreign Investment Law has a catch-all provision under the definition of “foreign investment” which includes investments made by foreign investors in China through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. Though the Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, there is no assurance that foreign investment via contractual arrangement would not be interpreted as a type of indirect foreign investment activities under the definition in the future. The State Council may in the future promulgate laws and regulations that deem investments made by foreign investors through contractual arrangements as “foreign investment,” and our VIE contractual arrangements may be subject to and be deemed to violate the market entry requirements in China. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be taken by companies with respect to existing VIE contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our VIEs to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIEs.

If we had direct ownership of the VIEs, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our VIEs and their equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIEs at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. See “Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.” Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our VIEs or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIES or their equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

Risk Related to Doing Business in China

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition. See “—Future inflation in China may inhibit our ability to conduct business in China.”

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and VIEs in the PRC. Our operating subsidiary and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and most of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MITT, and the Ministry of Public Security). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, and could result in a material decrease in our profitability.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiaries and VIEs. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary’s ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

According to SAFE Circular 37, our shareholders or beneficial owners, who are PRC residents, are subject to SAFE Circular 37 or other foreign exchange administrative regulations in respect of their investment in our company. We have notified substantial beneficial owners of common stock who we know are PRC residents of their filing obligations. Nevertheless, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and there can be no assurance that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules, and there is no assurance that the registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or will be completed at all. The failure of our beneficial owners who are PRC residents to register or amend their foreign exchange registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions. Such failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, SAFE Circular 37 is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our future financings to make loans to our PRC subsidiary and our consolidated VIEs, or to make additional capital contributions to our PRC subsidiary.

We, as a holding company, are permitted under PRC laws and regulations to provide funding to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC laws, through loans or capital contributions. However, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our PRC subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, or Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our future financings, to our PRC subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Due to the restrictions imposed on loans in foreign currencies extended to any PRC domestic companies, we are not likely to make such loans to any of our consolidated VIEs and their subsidiaries, each a PRC domestic company. Meanwhile, we are not likely to finance the activities of our consolidated VIEs and their subsidiaries by means of capital contributions given the restrictions on foreign investment in the businesses that are currently conducted by our consolidated VIEs and their subsidiaries.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or any consolidated variable interest entity or future capital contributions by us to our PRC subsidiary. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiary or consolidated VIEs and their subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency, including the proceeds we received from our future financings, and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Although we have made contributions to some employee benefit plans, such as social security plans, we may have not made adequate employee benefit payments required by PRC regulations. We may be required to make up the contributions for these plans as well as pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law. On November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises. According to the Criteria of de facto Management Bodies, or the Notice, further interprets the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10%, when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person, nor detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for the PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued a guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for the PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation, which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be used as a credit to reduce our U.S. tax.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Risks Related to the Market for our Common Stock

Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC market. The OTC market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the end of 2020, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our largest stockholder holds a significant percentage of our outstanding voting securities and may be able to control our management and affairs.

Ms. Jun Quan, our largest stockholder, is the beneficial owner of approximately 51.3% of our outstanding voting securities. As a result, she possesses significant influence, and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Her ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination, or discourage a potential acquirer from making a tender offer.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors. In addition, we are authorized to issue up to 20,000,000 shares of preferred stock, in one or more classes or series as may be determined by our board of directors. The issuance of shares of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, investors are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit report included in this Current Report, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of Chinese authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

All land in China is owned by the state or local governments. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as collateral for borrowings and other obligations.

We lease our offices and regional operations under various leases. The leases have terms from 5 to 10 years. Our executive offices are located at 3rd Floor, Golden Sunset Community, Wencang Village, Yueping Township, Yan Feng District, Hengyang City, Hunan Province, which consist of approximately 100 square meters, all of which are dedicated to administrative office space. We lease our executive offices pursuant to a lease agreement that was entered into on May 1, 2017 with Hengyang Yan Feng District Yueping Golden Sunset Community (“Golden Sunset Community”), pursuant to which Golden Sunset Community leased six units to us as administrative offices. We are required to pay a monthly rent of RMB 1,000 in addition to the utility fees. The term of lease is from May 1, 2017 to April 30, 2022.

On May 1, 2017, Golden Sunset Community also entered into an asset management agreement with Xiao De Hunan, under which we agreed to maintain 183 units of properties, located at Hengshan Science City (approximately 5,490 square meters) until April 30, 2022. In exchange, we may lease the properties to any third parties and receive rents.

Hunan Guanzizai leased 1,688 square meters of office spaces for 10 years from August 5, 2017 and August 4, 2027 in Hengyan City. Xiao De Hunan also leased 220 square meters of office spaces for 5 years from January 1, 2018 to December 30, 2022.

Xiao De Shenzhen entered into a lease agreement for leasing a property at Area B2, 36/F, Noble Center, 1006 Fuzhong Third Road, Futian District, Shenzhen for office use on November 12, 2017. The lease term is from November 12, 2017 through November 11, 2022 and the monthly payment is RMB 152,800 for the first year, RMB161,968 for the second year, RMB171,686 for the third year, RMB 181,987 for the fourth year and RMB 192,906 for the final year.

On September 3, 2018, Xiao De Tangshan entered into a lease agreement with a PRC individual that Xiao De Tangshan leased a property located at Suite 8-01-8, Commercial Building, Zhanggezhuang Phase III (Yuhua Jiayuan), Lubei District, Tangshan City with an area of 288.28 square meters for administrative office and senior community center. The lease term is from September 3, 2018 through May 27, 2021. The annual lease payment is RMB75,000 payable on May 27, 2019. On September 10, 2018, Xiao De Tangshan entered into a lease agreement with two PRC individuals, under which Xiao De Tangshan leased a property with an area of 429.97 square meters to be used for senior activities. The term of the lease is from August 10, 2018 to August 7, 2021. Xiao De Tangshan agreed to pay the landlord an annual rent of RMB 192,000. On November 29, 2018, Xiao De Tangshan entered into a supplemental house using agreement, under which from August 15, 2018 to August 14, 2023, Xiao De Tangshan has the right to use the property located at 1st and 2nd Floor, Building 16, Boruipai Community, Xiangyundao Sub-district, west of Dali North Road, Lubei District of Tangshan City for its senior care business. On November 27, 2018, Xiao De Tangshan entered into a lease agreement with a PRC individual for leasing a property (Tangshan City Luanie Hotel) at 13 Shensheng Road, Lunan District, Tangshan City with an area of 2,550 square meters to be used for senior rehabilitation housing. The lease term is from April 1, 2019 through March 31, 2020. Xiao De Tangshan agreed to pay the owner an annual lease payment in an amount of RMB700,000 for the first year, RMB750,000 for the second year and RMB800,000 for the final year.

Xiao De Beijing leased a property with an area of 189.33 square meters as office space located at 6 Fengke Road, Fengtai District, Beijing from Zhong Yi Huachuang (Beijing) Technology Co., Ltd from April 27, 2018 to May 7, 2022. We are paying a monthly rent of RMB28,794. Xiao De Beijing also leased a property located at Suite 102, Building #12, 6 Ximachang Road, Fengtai District, Beijing with an area of 235.59 square meters for its senior community center. The lease term is from August 3, 2018 through September 13, 2023 with an annual lease payment RMB410,000 for the first year with an increase by RMB 20,000 every year.

On August 20, 2018, Xiao De Hubei leased a property of 535.7 square meters from Wuhan University Science and Technology Park Co., Ltd. for office use. The lease has a term from August 23, 2018 to August 22, 2019. We are paying a rent of RMB27,320 each month. On October 16, 2018, Xiao De Hubei entered into a lease agreement with a PRC individual for leasing a property located at Suite 201, Unit 2, Building 3, Area 11, Yulong Island, Wuhan City with an area of 128.26 square meters for dormitory use. The lease term is from October 16, 2018 through October 15, 2019 and a monthly lease payment is RMB2,750. On November 1, 2018, Xiao De Hubei also entered into a lease agreement with a PRC individual located at Suite 90, Building A4, Wangke City Garden, Wuhan City with an area of 125.37 square meters for the dormitory use. The lease term is from November 1, 2018 through October 31, 2019. The monthly lease payment is RMB4,000.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted and traded on the OTC market under the symbol “DDLX.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of April 8, 2019, there were approximately 189 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

We were incorporated on September 26, 2014 under the laws of the State of Nevada. On June 15, 2018, we entered into the Share Exchange Agreement with GS Group and the shareholders of GS Group. Pursuant to the Share Exchange Agreement, on November 13, 2018, we acquired all of the outstanding shares of GS Group by issuing 230,000,000 shares of our common stock, which in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of us on a fully diluted basis.

GS Group is an international business company formed under the laws of Republic of Seychelles on June 28, 2017 as a holding company for GS International, a Seychelles International Business company formed on the same day.

GS Hong Kong, a holding company incorporated under the laws of Hong Kong Special Administrative Region on July 18, 2017. On March 9, 2018, GS International acquired GS Hong Kong.

GS Hong Kong owns 100% of the issued and outstanding equity interest in Xiao De Shenzhen, a PRC company which was incorporated on November 3, 2017. On March 13, 2018, Xiao De Shenzhen acquired 100% ownership interest of GS Technology, a PRC company incorporated on January 20, 2016. Since November 6, 2017, Xiao De Shenzhen has contractually controlled and managed an operating company, Xiao De Hunan, a PRC company, which provides senior care management services.

Xiao De Hunan was incorporated in the PRC on March 22, 2017. Its principal office is located in Yueping Retirement Home (“Red Sunset Apartment”), Yueping Town, Yangfeng District, Hengyang City. Xiao De Hunan provides a variety of services which include, but not limited to, service management, lodging management, training management and property management. It provides senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities through its branch, Hunan Xiao De Tian Xia Senior Care Industry Management Co. Ltd Community Senior Care Service Center, which was formed on December 20, 2017.

Hunan Guanzizai was formed in the PRC on September 27, 2017 and is a wholly-owned subsidiary of Xiao De Hunan. This entity provides senior care personal services and recreational activities for the elderly communities in Hengyang city, Hunan Province, China.

On July 30, 2018, Xiao De Beijing was incorporated in the PRC on July 30, 2018. Xiao De Hunan owns 70% of Xiao De Beijing, while a non-related third party owns the remaining 30% of Xiao De Beijing. This entity provides senior care personal services and recreational activities for an elderly community center in Beijing, China.

Xiao De Tangshan was incorporated in the PRC on September 3, 2018. Xiao De Tangshan is 60% owned by Xiao De Shenzhen while the remaining ownership interest, 40%, is held by a non-related third party. This entity provides senior care personal services and recreational activities for four elderly community centers and one call center (12349 hotline) in Tangshan city, Hebei Province, China.

Xiao De Hubei was incorporated in the PRC on September 30, 2018. Xiao De Hubei is 67% owned by Xiao De Shenzhen while the remaining ownership interest, 33%, is held by a non-related third party. This entity provides senior care personal services and recreational activities for an elderly community center in Wuhan city, Hubei Province, China.

On December 10, 2018, Xiao De Hunan acquired Red Sunset Tourism for a cash consideration of approximately $74,257 (RMB 510,000). Red Sunset Tourism was incorporated in Hengyang City, Hunan Province of PRC on January 8, 2008 and its office is located in High-Technology Zone of Hengyang City, Henan Province. Red Sunset Tourism primarily engages in organizing and coordinating domestic travel tours within the territory of PRC for the elderly in Henan Province and elderly residents of Red Sunset Apartment. Red Sunset Tourism generates revenue through the group tour fee earned from organizing and coordinating travel tours for its tour participants.

We refer to DD’s Deluxe Rod Holder Inc, its consolidated subsidiaries and variable interest entities collectively as “we”, “us” and “our”.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Years Ended December 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$348,511	100.00	119,647	100.00
Cost of revenue	(398,282)	(114)	(37,102)	(31)
Gross (loss) profit	(49,771)	(14)	82,545	69
Selling expenses	188,110	54	56	0
General and administrative expenses	3,295,949	946	965,037	807
Impairment loss-goodwill	177,954	51	-	-
Total operating expenses	3,662,013	1,051	965,093	807
Loss from operations	(3,711,784)	(1,065)	(882,548)	(738)
Other expenses	(157,003)	(45)	(6,284)	(5)
Loss before income taxes	(3,868,787)	(1,110)	(888,832)	(743)
Income tax expense	-	-	50	0
Net loss	$(3,868,787)	(1,110)	$(888,882)	(743)

Revenue.

The following tables identify the disaggregation of our revenue for the years ended December 31, 2018 and 2017, respectively:

Major service lines	December 31, 2018	December 31, 2017
Service management	$158,109	$95,913
Leasing	-	15,700
Lodging management	30,847	2,225
Training management	-	5,809
Community care	159,555	-
Total	$348,511	$119,647

Timing of recognition	December 31, 2018	December 31, 2017
Services transferred at a point in time	$190,402	$8,034
Services transferred over time	158,109	111,613
Total	$348,511	$119,647

Service management revenue– Service management relates to a service management agreement between Xiao De Hunan and Red Sunset Apartment. Pursuant to the agreement, Xiao De Hunan provides advisory and administrative services to Red Sunset Apartment.

Leasing revenue – This portion of our revenue relates to contracts with residents for leasing services at Red Sunset Apartment that are generally in short term in nature ranging from three months to one year and fall under FASB ASC Topic 842, Leases, which are specifically accounted outside the scope of ASC Topic 606.

Lodging management revenue – We provide referral service of senior residents of Red Sunset Apartment and lodging management to Red Sunset Tourism.

Training management revenue – Occasionally, we offered accommodation and meals services to educational institutions which are engaged in providing training sessions to caregivers. In September 2017, we entered into an agreement with Hunan Province Mingsong Vocational Training School which provided senior care training sessions to caregivers from September 11 through September 29, 2017.

Community care revenue – Our VIEs and PRC subsidiaries provide senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we have provided such services. During 2018, we offered a prepayment options for those services.

Cost of revenue.

Cost of revenue primarily includes the following:

	December 31, 2018	December 31, 2017
Service management	$63,942	$26,058
Leasing	-	741
Lodging management	15,567	4,758
Training management	-	4,742
Community care	297,617	803
Depreciation	21,156	-
Total	$398,282	$37,102

Gross (loss) profit and gross margin.

Gross loss was $49,771 for the year ended December 31, 2018, compared to gross profit $82,545 for the year ended December 31, 2017. The decrease was primarily due to an increase in cost of lodging and community care management, particularly increase in lease expense of community care center and depreciation of equipment.

Gross (loss) profit margin decreased to (14.3%) for the year ended December 31, 2018 from 69.0% for the year ended December 31, 2017, primarily due to the increase in cost of lodging and community care management, which resulted in the increase of our cost of revenue as discussed above.

Selling expenses.

The following table sets forth the main components of the Company’s selling expenses for the years ended December 31, 2018 and 2017.

	For Year Ended December 31, 2018	For Year Ended December 31, 2017

Advertising	$24,935	$56
Commission	52,784	-
Depreciation	1,408	-
Entertainment	15,820	-
Office expense	7,475	-
Salary and employee benefits	64,071	-
Utilities, repair and maintenance	1,459	-
Travel	7,472	-
Others	12,686	-
Total	$188,110	$56

General and administrative expenses.

The following table sets forth the main components of the Company’s general and administrative expenses for the years ended December 31, 2018 and 2017.

	For Year Ended December 31, 2018	For Year Ended December 31, 2017

Advertising	$762	$-
Accommodation	23	-
Building management fee	42,969	-
Business development	213,884	153,695
Entertainment	52,148	9,854
Director’s fee	7,603	-
Depreciation and amortization	16,944	126
Insurance	313	-
Legal and professional fees	1,933,879	498,236
Office expense	21,871	7,145
Rental	413,764	85,091
Stock-based compensation	-	100,000
Salary and employee benefits	459,140	62,916
Utilities, repair and maintenance	7,436	7,315
Travel	95,635	25,401
Taxes and duties	4,943	2,645
Others	24,635	12,613
Total	$3,295,949	$965,037

Loss from Operations

As a result of the factors discussed above, we incurred a loss from operation of $3,711,784 and $882,548 for the years ended December 31, 2018 and 2017, respectively.

Other Income (Expenses)

The Company’s other income for the years ended December 31, 2018 and 2017 included the following:

Interest Income:

Interest income for the years ended December 31, 2018 and 2017 were $5,287 and $922, respectively.

Other Expenses, Net:

We have recognized $162,290 and $7,206 of other expenses, net for the years ended December 31, 2018 and 2017, respectively. Out of $162,290, there is $1,827 related to bank charges and finance expense, $140,365 related to foreign currency transaction loss and $20,098 related to other expenses for the year ended December 31, 2018. Total other expenses, net, $7,206 consisted of the following: $520 related to bank charges and finance expense and $6,686 related to foreign currency transaction loss for the year ended December 31, 2017.

Provision for Income Taxes

We are subject to U.S. corporate income tax, enterprise income taxation and profits taxation in the PRC and Hong Kong, where all of our business is conducted. Our effective tax rates differ from the statutory rate primarily due to book and taxable losses incurred. For the years ended December 31, 2018 and 2017, the provision for income tax was $0 and $50, attributed to Xiao De Hunan.

Tax Cuts and Jobs Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Inland Revenue (Amendment) (No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong was passed on March 29, 2018. The Ordinance provides that a two-tiered profits tax rate regime is implemented and is effective in any year of assessment commencing on or after April 1, 2018. The profits tax for first HK dollar 2 million (approximately $255,412) of taxable profits of corporations will be decreased to 8.25%. Taxable profits above this amount will be subject to the tax rate of 16.5%.

As of December 31, 2018 and 2017, we incurred $427,333 and $150,201 net operating loss (“NOL”), respectively, which are available to offset future taxable income. The net operating loss generated in 2018 will be carried forward indefinitely under the Tax Act. The net operating loss incurred prior to January 1, 2018 will be carried forward for 20 years, which will begin to expire in the year 2034.

GS Hong Kong had approximately $3,795 and $3,391 NOLs carryforwards as of December 31, 2018 and 2017, respectively. These net operating loss are carried forward indefinitely under Hong Kong Profits Tax regulations.

Our VIEs and PRC subsidiaries generated $1,482,629 and $102,267 NOLs carryforwards as of December 31, 2018 and 2017, respectively. These net operating loss will be carried forward for 5 years after the year the NOLs are incurred, which will expire in varying amounts beginning in 2022, if unutilized.

Management believes that it is more likely than not that our PRC subsidiaries and VIEs may not generate sufficient future taxable income or deferred tax liabilities to offset their deferred tax assets and utilize NOLs before its expiration. Moreover, GS Hong Kong is a holding company and we do not expect it will generate book or taxable income to utilize its NOLs or deferred tax assets. Due to the tax loss incurred by its foreign subsidiaries in Hong Kong and PRC, we evaluated that it is more likely than not that it will not have additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations in a near future. Accordingly, we provided a full allowance against our deferred tax assets as well as NOLs.

The effective tax rates for the years ended December 31, 2018 and 2017 were and 0.00% and (0.01)%, respectively.

Net loss.

As a result of the factors discussed above, for the years ended December 31, 2018 and 2017, net loss amounted to $3,868,787 and $888,882, respectively.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, a narrow client base, limited sources of revenue, and possible cost overruns due to the price and cost increases in supplies and services.

Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. To date we have been dependent on related parties for our source of funding. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

Currently we spend approximately $300,000 per month for basic operations. During the next 12 months, we expect to incur the same costs as the current monthly expenses. However, as we work to expand our operations, we expect to incur significant research, marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$1,918,107	$4,300,285
Current Liabilities	1,842,642	2,363,133
Working Capital	$75,465	$1,937,152

As of December 31, 2018, we had cash and cash equivalents of $327,640. To date, we have financed our operations primarily through our shareholders and related parties.

Going Concern Uncertainties

As of December 31, 2018, the Company incurred positive working capital of $75,465, a comprehensive loss of $3,915,942 and incurred a negative operating cash flow of $4,529,919. As of December 31, 2017, the Company also incurred a comprehensive loss of $883,314 and a negative cash flow from its operating activities of $524,895. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included borrowings from our stockholders and related parties. While we believe that our existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms.

We, through our PRC subsidiaries, continued to explore business opportunities with the local government agencies and senior care communities. By the end of 2018, Our VIE, Xiao De Hunan acquired Red Sunset Tourism in order to expand our senior community care services by coordinating group tour services to the elderly. Moreover, Xiao De Shenzhen launched a community care prepaid card program and engaged a third party to promote the prepaid card program among the senior communities. In addition, GS Hong Kong is negotiating with Sing Ho Trading Company to explore business opportunities in senior care industry and has remitted $733,138 for deposit. This amount is refundable by Sing Ho Trading Company if new business is not established.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(4,529,919)	$(524,895)
Net cash used in investing activities	(935,583)	(66,139)
Net cash provided by financing activities	3,070,528	3,039,368
Effect of exchange rate changes on cash and cash equivalents	241,222	33,058
Net (decrease) increase in cash and cash equivalents	(2,153,752)	2,481,392
Cash and cash equivalents at the beginning of year	2,481,392	-
Cash and cash equivalents at the end of year	$327,640	$2,481,392

Operating Activities

During the year ended December 31, 2018, net cash used in operating activities of $4,529,919 were primarily attributable to:

●	the net book loss after income tax expense, $3,868,787
●	increase in accounts receivable, $1,684
●	increase in deposits and other receivables and tax receivable, $834,271
●	increase in right-of-use assets, $712,622
●	increase in amount due from related parties, $445,657
●	decrease in amount due to related parties, $1,133,375.

offset by:

●	non-cash items such as depreciation and amortization expenses, $65,417
●	increase in amortization of right-of-use assets, $57,816
●	decrease in advance payments to suppliers and prepaid expenses, $1,282,057
●	increase in accounts payable, $259,935
●	increase in other payables and accrued expenses, $171,201
●	increase in deferred rent, $884
●	increase in cash receipt from deferred revenue, $11,724
●	increase in value-added tax payable, $4,031
●	increase in operating lease obligations, $613,412

During the year ended December 31, 2017, net cash used in operating activities of $524,895 were primarily attributable to:

●	the net book loss after income tax expense, $888,882
●	increase in accounts receivable, $15,964
●	increase in deposits and other receivables, $92,513
●	increase in advance payments to suppliers and prepaid expenses, $1,722,289
●	increase in right-of-use assets, $1,923,535
●	increase in amount due from related parties, $2,960.

offset by:

●	non-cash items such as depreciation and amortization expenses, $126
●	non-cash items such as stock-based compensation expenses, $100,000
●	increase in amortization of right-of-use assets, $27,199
●	increase in other payables and accrued expenses, $71,393
●	increase in deferred rent, $172
●	additional cash receipt from deferred revenue, $1,530, related to the prepaid lodging management fee.
●	increase in value-added tax payable, $888
●	increase in operating lease obligations, $1,935,014
●	additional amount due to our related parties, Red Sunset Apartment who paid consulting fee approximately $1,984,926, to Asia & America Consultant (Shenzhen) Co. Ltd. on behalf of GS Group and its future subsidiaries.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 totaled $935,583 which are mainly for the purchase of additional property and equipment of $921,910, which included leasehold improvement, computer equipment and motor vehicles purchased by Hunan Guanzizai, Xiao De Beijing, Xiao De Hubei and Xiao De Tangshan and purchase of intangible assets of $13,673, which represented accounting software.

Net cash used in investing activities for the year ended December 31, 2017 totaled $66,139 which are mainly for the purchase of equipment by Xiao De Hunan and Xiao De Shenzhen.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $3,070,528 which was the proceeds of share purchase from our shareholders.

Net cash provided by financing activities for the year ended December 31, 2017 was $3,039,368 which was the proceeds of share purchase from our shareholders.

Effect of exchange rate change

Effect of exchange rate change on cash totaled $241,222 and $33,058 for the year ended December 31, 2018 and 2017, respectively.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to related parties	$891,780	$891,780	$—	$—	$—
Payable to leasehold improvement construction contractors	59,080	59,080	—	—	—
Other payables	234,828	234,828	—	—	—
Account payable	43,051	43,051	—	—	—
Leases	2,859,707	563,655	1,825,217	470,835	—
TOTAL	4,088,446	1,792,394	1,825,217	470,835	—

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

Recent Accounting Pronouncements

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
DD’s Deluxe Rod Holder Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DD’s Deluxe Rod Holder Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from losses from operations and significant accumulated deficits. The Company comes to have insufficient cash flows generated from operations and provided for development. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.
(as successor to Centurion ZD CPA Limited)
We have served as the Company’s auditor since 2018.
Hong Kong, China
April 12, 2019

DD’s Deluxe Rod Holder Inc.

Consolidated Balance Sheets

	Note	December 31, 2018 (Audited)	December 31, 2017 (Audited)
ASSETS
Current assets
Cash and cash equivalents		$327,640	$2,481,392
Accounts receivable, net		17,308	16,579
Amount due from related parties	12	1,136,182	3,074
Prepayments and other current assets	6	436,977	1,799,240

Total current assets		1,918,107	4,300,285

Non-current assets
Property, plant and equipment, net	8	805,340	105,385
Intangible assets, net	10	13,097	861
Prepayments, net of current portion and other assets	7	214,374	27,890
Operating lease right-of-use assets	14	2,493,044	1,969,368
Total non-current assets		3,525,855	2,103,504

Total assets		5,443,962	$6,403,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable, net		255,718	16,579
Operating lease obligations, current portion	14	441,781	224,933
Amount due to related parties	12	891,779	2,061,369
Accrued expenses and other payables	11	253,363	76,831
Total current liabilities		1,842,641	2,363,133

Non-current liabilities
Customer deposits and receipt in advance		107,629	-
Operating lease obligations, net of current portion	14	2,049,485	1,784,602
Total non-current liabilities		2,157,114	1,784,602

Total liabilities		3,999,755	4,147,735

STOCKHOLDERS’ EQUITY

DD’s Deluxe Rod Holder Inc.’s stockholders’ equity
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 234,000,000 shares and 230,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	13	234,000	230,000
Additional paid-in capital		5,880,723	2,909,368
Accumulated deficits		(4,627,022)	(888,882)
Accumulated other comprehensive income		(42,043)	5,568
Total DD’s Deluxe Rod Holder Inc.’s stockholders’ equity		1,445,658	2,256,054

Noncontrolling interests		(1,451)	-
Total shareholders’ equity		1,444,207	2,256,054

Total liabilities and stockholders’ equity		$5,443,962	$6,403,789

The accompanying notes are an integral part of these financial statements.

DD’s Deluxe Rod Holder Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Period Ended December 31, 2018	For the Period Ended December 31, 2017

Revenue	$348,511	$119,647
Costs of revenue	(398,282)	(37,102)
Gross (loss) / profit	(49,771)	82,545

Operating expenses
Selling expenses	188,110	56
General and administrative expenses	3,295,949	965,037
Impairment loss-goodwill	177,954
Total operating expenses	3,662,013	965,093

Loss from operations	(3,711,784)	(882,548)

Other income (expense):
Bank charges	(1,782)	(515)
Interest income	5,287	922
Other finance expense	(45)	(5)
Exchange loss	(140,365)	(6,686)
Other expenses, net	(20,098)	-
Total other income (expense)	(157,003)	(6,284)

Loss before income taxes	(3,868,787)	(888,832)

Provision for income taxes	-	50

Net loss
Net loss attributable to noncontrolling interests from continuing operations	(130,647)	(888,882)
Net loss attributable to DD’s Deluxe Rod Holder Inc.	(3,738,140)	(888,882)

Foreign currency translation adjustment	(47,155)	5,568

Comprehensive loss	(3,915,942)	(883,314)
Comprehensive loss attributable to noncontrolling interests	(148,818)	-
Comprehensive loss attributable to DD’s Deluxe Rod Holder Inc.	$(3,767,124)	$(883,314)

The accompanying notes are an integral part of these financial statements.

DD’s Deluxe Rod Holder Inc.

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common stock		Additional paid-in capital	Accumulated deficits	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total stockholders’ equity
Balance, December 31, 2016		$		$-	$-	$-	$-	$-
Restated – Outstanding shares of accounting acquirer	230,000,000		230,000	2,909,368	-	-	-	3,139,368
Stock to be issued				-				-
Net loss for the year				-	(888,882)	-	-	(888,882)
Foreign currency translation adjustment				-	-	5,568	-	5,568
Balance, December 31, 2017	230,000,000		$230,000	$2,909,368	$(888,882)	$5,568	$-	$2,256,054
Reverse merger recapitalization	4,000,000		4,000	2,971,355	-	-	-	2,975,355
Non-controlling interest			-	-	-	-	147,368	147,368
Net loss for the year			-	-	(3,738,140)	-	(130,647)	(3,868,787)
Foreign currency translation adjustment			-	-	-	(47,611)	(18,172)	(65,783)
Balance, December 31, 2018	234,000,000		$234,000	$5,880,723	$(4,627,022)	$(42,043)	$(1,451)	$1,444,207

The accompanying notes are an integral part of these financial statements.

DD’s Deluxe Rod Holder Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2018	For the year ended December 31, 2017

Cash flows from operating activities:
Net loss	$(3,868,787)	$(888,882)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	64,878	67
Amortization	539	59
Stock-based compensation	-	100,000
Amortization of right-of-use assets	57,816	27,199

Changes in operating assets and liabilities:
Accounts receivable, net	(1,684)	(15,964)
Amount due from related parties	(445,658)	(2,960)
Other current assets	447,787	(1,814,802)
Right-of-use assets obtained	(712,622)	(1,923,535)
Accounts payable	259,935	-
Amount due to related parties	(1,133,375)	1,984,926
Other current liabilities	187,840	73,983
Operating lease obligations	613,412	1,935,014
Net cash (used in) operating activities	(4,529,919)	(524,895)

Cash flows from investing activities:
Payment for equipment and intangible assets	(935,583)	(66,139)
Net cash (used in) investing activities	(935,583)	(66,139)

Cash flows from financing activities:
Proceeds from shareholders	3,070,528	3,039,368
Net cash provided by financing activities	3,070,528	3,039,368

Effect of exchange rate changes on cash	241,222	33,058

Net (decrease) increase in cash and cash equivalents	(2,153,752)	2,481,392

Cash and cash equivalents, beginning balance	2,481,392	-

Cash and cash equivalents, ending balance	$327,640	$2,481,392

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

DD’s Deluxe Rod Holder Inc.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DD’s Deluxe Rod Holder Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada. On June 15, 2018, DD’s Deluxe Rod Holder Inc. (“DDLX”) entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Golden Sunset Group Limited (“GS Group”), a Seychelles International Business Company, and the shareholders of GS Group (the “Shareholders”). The Share Exchange Agreement is effective on November 13, 2018. Golden Sunset has 460,000,000 shares (“Ordinary Shares”), $0.00025 par value per share outstanding (the “ Golden Sunset Shares ”), all of which are held by the Shareholders. Each Shareholder has agreed to transfer all of his, her or its (hereinafter “its”) Golden Sunset Shares in exchange for an aggregate, collectively for all Shareholders, of 230,000,000 newly issued shares of the common stock, $0.001 par value per share, of DDLX (the “Common Stock ”) that will, in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of DDLX on a fully diluted basis as of and immediately after the closing of the share exchange transaction. .

The share exchange transaction was accounted for as a “reverse merger” because the original stockholders of GS Group own a majority of the outstanding shares of DDLX’s common stock immediately following the completion of the transaction. GS Group was the legal acquiree but deemed to be the accounting acquirer; DDLX was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (GS Group). Historical stockholder’s equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. After the completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities operations and cash flow of the Company and its subsidiaries.

Golden Sunset Group Limited (“GS Group”) is an international business company formed under the laws of Republic of Seychelles (“Seychelles”) on June 28, 2017 as a holding company for Golden Sunset International Management Limited (“GS International”), a Seychelles International Business company formed on the same day. GS International is a wholly-owned subsidiary of GS Group.

Golden Sunset (Hongkong) Lodging Limited (“GS Hong Kong”), a holding company incorporated under the laws of Hong Kong Special Administrative Region on July 18, 2017. It was wholly owned by Ms. Quan, Jun until March 9, 2018 on which the entire equity interests was transferred to GS International.

GS Hong Kong owns 100% of the issued and outstanding equity interest in Xiao De Tian Xia (Shenzhen) Senior Care Management Services Limited, a People’s Republic of China company (“Xiao De Shenzhen”) incorporated on November 3, 2017. On March 13, 2018, Xiao De Shenzhen acquired 100% ownership interest of Shenzhen Golden Sunset Technology Limited (“GS Technology”), a PRC company incorporated on January 20, 2016. On November 6, 2017, Xiao De Shenzhen also contractually controlled and managed an operating company, Hunan Xiao De Tian Xia Senior Care Industry Management Limited., a People’s Republic of China company (“Xiao De Hunan”), which provides senior care management services.

Xiao De Hunan was incorporated in the People’s Republic of China on March 22, 2017. Its principal office is located in Yueping Retirement Home (Red Sunset Apartments), Yueping Town, Yangfeng District, Hengyang City. Xiao De Hunan provides a variety of services which include, but not limited to, service management, lodging management, training management and property management. It provides senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities through its branch, Hunan Xiao De Tian Xia Senior Care Industry Management Co. Ltd Community Senior Care Service Center (“the Branch”). The Branch was formed on December 20, 2017.

Hunan Guanzizai Senior Care Services Co. Ltd. (“Hunan Guanzizai”) was formed in the People’s Republic of China on September 27, 2017 and is a wholly-owned subsidiary of Xiao De Hunan. This entity provides senior care personal services and recreational activities for the elderly communities in Hengyang City in Hunan Province, China.

On July 30, 2018, Xiao De Tian Xia (Beijing) Senior Care Industry Management Co. Ltd (“Xiao De Beijing”) was incorporated in the People’s Republic of China on July 30, 2018. The ownership interest of Xiao De Hunan in this entity is 70%. The remaining ownership interest, 30%, is held by a non-related third party. This entity provides senior care personal services and recreational activities for an elderly community center in Beijing city in China.

Xiao De Tian Xia (Tangshan) Senior Care Management Services Co. Ltd. (“Xiao De Tangshan”) was incorporated in the PRC on September 3, 2018. The ownership interest of Xiao De Shenzhen in this entity is 60% while the remaining ownership interest, 40%, is held by a non-related third party. This entity provides senior care personal services and recreational activities for six elderly community centers in Tangshan city in Hebei Province, China.

Xiao De Tian Xia (Hubei) Senior Care Management Services Co. Ltd. (“Xiao De Hubei”) was incorporated in the PRC on September 30, 2018. The ownership interest of Xiao De Shenzhen in this entity is 67% while the remaining ownership interest, 33%, is held by a non-related third party. This entity provides senior care personal services and recreational activities for an elderly community center in Wuhan city in Hubei Province, China.

On December 10, 2018, Xiao De Hunan acquired Hengyang City Red Sunset Tourism Development Co. Ltd. (“Red Sunset Tourism”) for a cash consideration of approximately $74,257 (RMB 510,000). Red Sunset Tourism was incorporated in Hengyang City, Hunan Province of the People’s Republic of China under the law of the People’s Republic of China (“PRC”) on January 8, 2008 and its office is located in High-Technology Zone of Hengyang City, Henan Province. Red Sunset Tourism primarily engages in organizing and coordinating domestic travel tours within the territory of PRC for the senior elderly in Henan Province and elderly residents of Hengyang City Yueping Retirement Home (Red Sunset Apartment). Red Sunset Tourism generates revenue through the group tour fee earned from organizing and coordinating travel tours for its tour participants. After the completion of the acquisition, the Company’s controlled Red Sunset Tourism through the subsidiaries of GS Group. The consolidated financial statements include the assets and liabilities, operations and cash flow of the Company and its entire subsidiaries of GS Group and Red Sunset Tourism.

Contractual Arrangements

Although current PRC regulations do not restrict or prohibit foreign investment in domestic Chinese companies that engage in businesses such as those of Xiao De Hunan and its subsidiaries, there is substantial uncertainty regarding the interpretation and application of such regulations. As such, Xiao De Hunan and its subsidiaries are controlled through contractual arrangements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements are comprised of a series of four agreements (collectively the “Contractual Arrangements”) which significant terms are shown as follows:

Exclusive Service Agreement

Pursuant to the exclusive service agreement among Xiao De Shenzhen, Xiao De Hunan and its subsidiaries and its shareholders, Xiao De Shenzhen is engaged as exclusive provider of management consulting services to Xiao De Hunan and its subsidiaries. For such services, Xiao De Hunan and its subsidiaries agree to pay service fees determined based on their actual monthly incomes from major business to Xiao De Shenzhen. The amount of service fee from the year 2019 onward will be negotiated on January 1 each year. Xiao De Shenzhen is entitled to the rights and responsibilities of Xiao De Hunan and its subsidiaries as set forth under the articles of association of Xiao De Hunan. The agreement provides that Xiao De Shenzhen is authorized to, but not limited to, manage and control the daily operation and internal management structure, manage financial management, enter and execute external contracts, handle tax filings and payments, direct and supervise human resources including board of directors nomination, appointment of directors and officers, approve budgets and compensation plans, resolve capital structure, acquisitions and dissolutions

The agreement remains in effect for 20 years until November 6, 2037 unless terminated by either party in writing. Until such termination, Xiao De Hunan and its subsidiaries may not enter into another agreement for the provision of management consulting services without the prior consent of Xiao De Shenzhen.

Call Option Agreements

Pursuant to the call option agreement between the shareholders of Xiao De Hunan and its subsidiaries and Xiao De Shenzhen, such shareholders jointly and severally grant Xiao De Shenzhen an option to purchase their equity interests in Xiao De Hunan and its subsidiaries. Xiao De Shenzhen has the right to determine the purchase price within the extent not exceeding the upper limit of shareholding ratio set forth under the PRC Law. Xiao De Shenzhen may exercise such option at any time until it has acquired all equity interests of such Xiao De Hunan and its subsidiaries, and freely transfer the option to any third party. The agreement will terminate on the date on which all of the equity interests of such Xiao De Hunan and its subsidiaries has been transferred to Xiao De Shenzhen or its designee.

Equity Pledge Agreements

Pursuant to the equity interest pledge agreement between the shareholders of each Xiao De Hunan and its subsidiaries and Xiao De Shenzhen, such shareholders pledge all of their equity interests in such Xiao De Hunan and its subsidiaries to Xiao De Shenzhen as collateral to secure the obligations of such Xiao De Hunan and its subsidiaries under the exclusive service agreement. The shareholders may not transfer or assign transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Xiao De Shenzhen’s interests, without Xiao De Shenzhen’s prior approval. In the event of default, Xiao De Shenzhen as the pledgee will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of such Xiao De Hunan and its subsidiaries. The agreement will terminate on the date the shareholders have transferred all of their pledged equity interests pursuant to the option agreement

Shareholders’ Voting Rights Proxy Agreements

Pursuant to the shareholders’ voting rights proxy agreement between the shareholders of each Xiao De Hunan and its subsidiaries and Xiao De Shenzhen, such shareholders have given Xiao De Shenzhenan irrevocable proxy to act on their behalf on all matters pertaining to such Xiao De Hunan and its subsidiaries and to exercise all of their rights as shareholders of such Xiao De Hunan and its subsidiaries, including the right to attend shareholders meeting, to exercise voting rights and to appoint and elect officers in such Xiao De Hunan and its subsidiaries. The agreement will be valid for 20 years from the date of execution and automatically renew for another one year when the original or extended term of this agreement is due. It will terminate at the earlier of (i) the date on which all of the equity interests of such Xiao De Hunan and its subsidiaries have been transferred to Xiao De Shenzhen or (ii) on the date Xiao De Shenzhen gives a thirty-day notice in writing of the cancellation of the renewal after the agreement is due.

As a result of the foregoing contractual arrangements, which give Xiao De Shenzhen effective control of Xiao De Hunan and its subsidiaries with an exclusive power to direct their operating and internal management activities that significantly impact their economic performance, obligate Xiao De Shenzhen to absorb all of the risk of loss from their activities, and enable Xiao De Shenzhen to receive all of their expected residual returns, the Company accounts for each Xiao De Hunan Tian Xia and its subsidiaries as a variable interest entity (“VIE”). Additionally, as the parent company of Xiao De Shenzhen, the Company is considered the primary beneficiary of Xiao De Hunan and its subsidiaries. Accordingly, the Company consolidates the accounts of Xiao De Hunan and its subsidiaries for the period ended December 31, 2017, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission, and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

We refer to DD’s Deluxe Rod Holder Inc, its consolidated subsidiaries and variable interest entities collectively as “we”, “us” and “our”.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Our financial statements are expressed in U.S. dollars.

Principles of Consolidation

Our consolidated combined financial statements include the accounts of Deluxe, GS Group, its subsidiaries and its Variable Interest Entities (VIEs). All significant intercompany transactions balances among Deluxe, GS Group, its subsidiaries and its VIEs are eliminated upon consolidation. Since Xiao De Shenzhen and its VIEs are under common control, the contractual arrangements among Xiao De Shenzhen, its VIEs and their shareholders have been accounted for as a reorganization of entities, and the consolidation of its VIEs through the contractual arrangements has been accounted for at historical cost and prepared on the basis as if these agreements became effective as of the beginning of the first period presented in our consolidated financial statements.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree, i.e. DDLX) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer, i.e. GS Group) with an adjustment of retroactively restate on the stockholder’s equity to reflect the legal capital of the legal acquiree under the name of legal parent. This adjustment is required to reflect the capital of legal parent (the legal acquirer or accounting acquiree) in the stockholder’s equity item after the reverse acquisition. Comparative information presented in these financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (legal acquirer or accounting acquiree).

The consolidated financial statements include the accounts of DD’s Deluxe Rod Holder Inc. and the following subsidiaries:

Name of subsidiaries	Ownership / Deemed ownership	Place of incorporation	Capital
Golden Sunset Group Limited (“GS Group”)	100%	Republic of Seychelles	$115,000
Golden Sunset International Management Limited (“GS International”)	100%	Republic of Seychelles	$5
Golden Sunset (Hongkong) Lodging Limited (“GS Hong Kong”)	100%	Hong Kong Special Kong Special Administrative Region	$5
Xiao De Tian Xia (Shenzhen) Senior Care Service Management Co., Ltd. (“Xiao De Shenzhen”)	100%	PRC	Nil
Shenzhen Golden Sunset Technology Limited (“GS Technology”)	100%	PRC	Nil
Xiao De Tian Xia (Tangshan) Senior Care Service Management Co., Ltd (““Xiao De Tangshan”)	60%	PRC	$230,793
Xiao De Tian Xia (Hubei) Senior Care Services Co., Ltd (“Xiao De Hubei”)	67%	PRC	Nil
Hunan Xiao De Tian Xia Senior Care Industry Management Co., Ltd (“Xiao De Hunan”)	100%	PRC	$1,512,951
Hunan Guanzizai Senior Care Services Co. Ltd (“Hunan Guanzizai”)	100%	PRC	$780,827
Beijing Xiao De Tian Xia Senior Care Industry Management Co., Ltd (“Xiao De Beijing”)	70%	PRC	$256,967
Hengyang City Red Sunset Tourism Development Co., Ltd (“Red Sunset Tourism”)	100%	PRC	$73,831

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates for the years ended December 31, 2018 and 2017 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. As of December 31, 2018, the Company incurred positive working capital, $75,465, a comprehensive loss of $3,915,942 and incurred a negative operating cash flow of $4,529,919. As of December 31, 2017, the Company also incurred a comprehensive loss of $883,314 and a negative cash flow from its operating activities, $524,895. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included borrowings from our stockholders and related parties. While we believe that our existing shareholders and related parties will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms.

We, through our PRC subsidiaries, continued to explore business opportunities with the local government agencies and senior care communities. By the end of 2018, Our VIE, Xiao De Hunan acquired Red Sunset Tourism in order to expand our senior community care services by coordinating group tour services to the elderly. Moreover, Xiao De Shenzhen also launched a community care prepaid card program and contracted a third party to promote the prepaid card program among the senior communities. Moreover, GS Hong Kong is still negotiating with Sing Ho Trading Company to explore business opportunities in senior care industry and has remitted $733,138 for deposit. This amount is refundable by Sing Ho Trading Company if new business is not established.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our subsidiaries in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollars (HKD) as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the U.S. Federal Reserve at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive (loss) income amounted to ($41,311) and $5,568 as of December 31, 2018 and 2017, respectively.

Below is a table with foreign exchange rates used for translation for the periods indicated:

For the year ended December 31, 2018 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8376	6.6090

As of December 31, 2018 (Closing Rate)
United States dollar ($1)	7.8305	6.8755

For the year ended December 31, 2017 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7926	6.7569

As of December 31, 2017 (Closing Rate)
United States dollar ($1)	7.8128	6.5063

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its deposits in financial institutions in the PRC and Hong Kong. Deposit accounts at insured banks and financial institutions in Hong Kong will be covered up to a limit of HKD500,000 (approximately US$ 63,852) by Hong Kong Deposit Protection Board in an event of bank failure. As of December 31, 2018 and 2017, cash balances, $305,416 and $2,481,392, respectively, held in the PRC banks are uninsured. Our subsidiaries in Hong Kong and PRC have not experienced any losses in bank accounts and believe they are not exposed to any risks on our cash in bank accounts.

Financial Instrument

The carrying amount reported in the balance sheet for cash, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Repairs and maintenance are expensed as incurred.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Leasehold improvements	5 years
Furniture & Fixtures	5 years
Computer Equipment	3-5 years
Office Equipment	3-5 years
Computer Software	5 years
Health Care Equipment	10 years
Motor vehicles	5 years

Capitalization of Software Costs

For costs incurred in the acquisition of internal use software, the Company capitalizes costs incurred upon purchase. Internal use software is amortized on a straight-line basis over its estimated useful life.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of the years ended December 31, 2018 and 2017, management determined that there was no impairment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed as a result of the Company’s acquisitions of interests in Red Sunset Tourism by our VIE, Xiao De Hunan, in the fourth quarter in 2018.

Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level at least on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The test consists of two steps. First, identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting units’ goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 “Business Combinations.”

Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company performs its annual impairment test of goodwill on December 31 of each fiscal year or whenever events of circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, “Goodwill”.

As of December 31, 2018, the Company’s goodwill is attributable to its reporting unit of VIEs within which Xiao De Hunan acquired Red Sunset Tourism. The Company performed the annual test on goodwill impairment for this reporting unit on December 31, 2018. See Note 9 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

For the years ended December 31, 2018 and 2017, the Company record an impairment of goodwill in an amount of $177,954 and $nil, respectively.

Noncontrolling Interest

Noncontrolling interest is accounted for in accordance with ASC Topic 810-10-45, which requires the Company to present noncontorlling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income/(loss) attributable to the parent and the noncontrolling interest identified and presented on the face of the consolidated statement of operations an comprehensive loss. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

Fair Values of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company considers the carrying amount of cash, other receivables and other short-term payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Revenue Recognition

We adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the full retrospective approach applied to its contracts entered since its inception date in March 2017. Since the Company adopted ASC Topic 606 since its inception date, the adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of contracts as if it would have adopted ASC Topic 605 prior to January 1, 2018. The early adoption did not result in an adjustment to our retained earnings.

The five-step model defined by ASC Topic 606 requires us to (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

Service management revenue – Service management relates to a service management agreement between Xiao De Hunan and Red Sunset Apartment. Pursuant to the agreement, Xiao De Hunan provides advisory and administrative services to Red Sunset Apartment.

Leasing revenue – This portion of our revenue relates to contracts with residents for leasing services at Red Sunset Apartment that are generally short term in nature with approximately from three months through one year and fall under FASB ASC Topic 842, Leases, which are specifically accounted outside the scope of ASC Topic 606.

Lodging management revenue – We provide referral service of senior residents of Hengyang City Yueping Retirement Home (Red Sunset Apartment) and lodging management to Red Sunset Tourism Development Co. Ltd.

Community care revenue – Our PRC entities and VIEs provide senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we have provided such services. During 2018, we offered a prepayment options for those services.

Operating revenue of the Company represents the selling price of services provided on invoice, net of a value-added tax (“VAT”).

Leases

On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a direct financing lease or an operating lease. None of our leases have met any of the criteria to be classified as a direct financing lease under FASB ASC Topic 842, Leases, and, therefore, we have accounted for all of our leases as operating leases and recognized a right-of-use (ROU) in non-current assets and an operating lease liability in current and non-current liabilities on the consolidated balance sheet. ASC Topic 842 provides a practical expedient election that unless a practical expedient is available and elected, utilities reflect a nonlease component that both lessor and lessee must separate from the lease components and to which consideration in the contract must be allocated. We did not elect the practical expedient and accounted for utilities as a nonlease component.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies ASC 740, Accounting for Income Taxes , to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on DDLX when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2018 and 2017. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

Recent Accounting Pronouncement

Recently adopted accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 provides two application methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). The Company elected to apply the ASC Topic 606 by using full retrospective approach since its inception date in the current fiscal year.

Disclosure of Going Concern Uncertainties: In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. We adopted this amendment since our inception date in the current fiscal year. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance since its inception date in the current fiscal year. The Company also adopted this guidance to present the deferred tax assets and deferred tax liabilities with a netted off amount in all period presented

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. Topic 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The Company elected to early adopt the standard effective its inception date in the current fiscal year concurrent with the adoption of Topic 606 related to revenue recognition, using the full retrospective approach. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. These amendments have the same effective date and transition requirements as the new leases standard, as such the Company adopted the new ASU.

Stock-based Compensation : In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Current GAAP provides that excess tax benefits are recognized in additional paid-in capital whereas tax deficiencies are recognized either as an offset to accumulated excess tax benefit, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces tax payable. Excess tax benefits must be separate from other income tax cash flows and classified as a financing activity. Under this amendment, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they incur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and classified along with other income tax cash flows as an operating activity. The Company has made an accounting policy election to account for forfeitures when they occur. The Company adopted this amendments since its inception date in the current fiscal year. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. .

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company has elected to adopt this update since its inception date in the current fiscal year. The adoption of this update does not have material impact to its consolidated financial statements.

Income Taxes : On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company has completed most of its accounting for the effects of the Tax Act based on the currently available information. The Company will monitor future guidance set forth by the Department of Treasury with regard to the Transition Tax provisions under the Act, and true up this estimate as appropriate within the one year measurement period. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the amendments in this ASU narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. Based on the Company’s evaluation, the Company does not expect the adoption of these amendments to have a material impact on its consolidated financial position and results of operations.

Compensation - Stock Compensation: In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting , which is intended to align the accounting for share-based payment awards issued to employees and nonemployees, however, this amendment does not apply to instruments issued in a financing transaction nor to equity instruments granted to a customer under a contract in the scope of Topic 606. Currently, performance conditions are recognized once the performance conditions are met. Under this new amendment, equity-classified nonemployee share-based payments will be measured at the grant-date fair value and will be recognized based on the probable outcome of the performance conditions. This ASU is effective for fiscal periods beginning after December 15, 2018. The current stock-based compensation is granted to employees only when employees have subscribed the stock purchase plan and fulfilled their employment terms. Therefore, the impact of the adoption of this update on our consolidated financial statements is not significant.

Income Statement-Reporting Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

●	A description of the accounting policy for releasing income tax effects from AOCI;
●	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
●	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Codification Improvements: In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements . This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). This update changes the fair value measurement disclosure requirements of ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open-ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The ASU also added new disclosure requirements for level 3 – changes in unrealized gains or losses. Entities are required to disclose the amount of total gains or losses for the period recognized in OCI that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy (see ASC 820-10-50-2(d)). This disclosure requirement is incremental to the existing requirement to disclose such total unrealized gains or losses for the period recognized in earnings (or changes in net assets) under ASC 820-10-50-2(d). This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosure upon issuance of this ASU. The Company is evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

Acquisition of Tourism Business

On November 23, 2018, Xiao De Hunan entered into an equity transfer agreement with Xinhui Li, a Chinese citizen and the sole shareholder of Hengyang City Red Sunset Tourism Development Co., Ltd. (“Red Sunset Tourism”), pursuant to which Xiao De Hunan agreed to acquire 100% equity interest in Red Sunset Tourism from Mr. Li at the purchase price of RMB 510,000 (approximately $73,831, converted based on the spot rate of US dollar to Chinese Renminbi, $1 to RMB 6.9077, on December 10, 2018).

On December 10, 2018, Xiao De Hunan completed all the legitimate registration with related government authorities to update Red Sunset Tourism’s business license reflecting the change of its shareholder name to Xiao De Hunan. As a result, the equity transfer was consummated and completed.

The Company has included the results of operations of the acquired business in the consolidated statements of operations from the acquisition date. The assets acquired and liabilities assumed in Red Sunset Tourism have been recorded based on the fair value at the acquisition date. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes.

The following table summarizes the fair value of assets acquired and liabilities assumed:

Total purchase price	$73,831

Cash and restricted cash	5,041
Prepaid expenses and advance to suppliers	662
Amounts due from a related party	3,578
Property and equipment, net	-
Deposits-noncurrent	14,477
Total identifiable assets	23,758

Other payables and accrued liabilities	(6,662)
Deferred rent	(869)
Amount due to directors and related parties	(120,350)
Total liabilities assumed	(127,881)
Goodwill	177,954

Acquisition of the Operational Rights of the “Tangshan City 12349 Senior Care Service Center”

On November 21, 2018, our subsidiary, Xiao De Tangshan entered into an agreement with Tangshan City Civil Administration Bureau which approved the transfer of an operational right of the Tangshan City 12349 Senior Care Service Center (“12349 Center”) to Xiao De Tangshan. The operational right of 12349 Center was originally granted to Tangshan Qicheng Technology Co Ltd., which is a noncontrolling interest of Xiao De Tangshan on August 1, 2016. The ownership of 12349 Center still remains under Tangshan City Civil Administration Bureau. There was no cash consideration pursuant to the transfer and no goodwill was recognized.

NOTE 4- REVENUES

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”.

Upon inception date in March 2017, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method.

The five-step model defined by ASC Topic 606 requires us to (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.

Service management revenue – Service management relates to a service management agreement between Xiao De Hunan and Red Sunset Apartment. Pursuant to the agreement, Xiao De Hunan provides advisory and administrative services to Red Sunset Apartment.

Leasing revenue – This portion of our revenue relates to contracts with residents for leasing services at Red Sunset Apartment that are generally short term in nature with approximately from three months through one year and fall under FASB ASC Topic 842, Leases, which are specifically accounted outside the scope of ASC Topic 606.

Lodging management revenue – We provide referral service of senior residents of Red Sunset Apartment and lodging management to Red Sunset Tourism.

Training management revenue – Occasionally, we offered accommodation and meals services to educational institutions which engaged in providing training sessions to caregivers. In September 2017, we entered into an agreement with Hunan Province Mingsong Vocational Training School which provided senior care training sessions to caregivers during September 11 through 29, 2017.

Community care revenue – Our PRC entities and VIEs provide senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we have provided such services. During 2018, we offered a prepayment options for those services.

Operating revenue of the Company represents the selling price of services provided on invoice, net of a value-added tax (“VAT”).

The following table presents our revenue disaggregated by revenue source and timing of recognition. Value-added tax are excluded from revenues:

Major service lines	December 31, 2018	December 31, 2017
Service management	$158,109	$95,913
Leasing	-	15,700
Lodging management	30,847	2,225
Training management	-	5,809
Community care	159,555	-
Total	$348,511	$119,647

Timing of recognition	December 31, 2018	December 31, 2017
Services transferred at a point in time	$190,402	$8,034
Services transferred over time	158,109	111,613
Total	$348,511	$119,647

Costs of revenue primarily include the following:

●	Labor cost (salary and wages, employee benefits, labor unions, medical insurance)
●	Transportation cost for senior residents and staff members
●	Uniform for staff members
●	Meals and accommodation for training attendees
●	Property maintenance
●	Depreciation
●	Lease expenses
●	Utilities

These costs of revenue have been included in the various streams of services provided: service management, leasing, lodging management, training management and community care:

	December 31, 2018	December 31, 2017
Service management	$63,942	$26,058
Leasing	-	741
Lodging management	15,567	4,758
Training management	-	4,742
Community care	297,617	803
Depreciation	21,156	-
Total	$398,282	$37,102

NOTE 5 – VARIABLE INTEREST ENTITIES

On November 6, 2017, Xiao De Shenzhen entered into contractual agreements with Xiao De Hunan and its subsidiaries and its shareholders. The significant terms of the contractual agreements were summarized in “Note 1-Organization and Description of Business” above. As a result of the contractual agreements, we classify Xiao De Hunan and its subsidiaries as a variable interest entity (VIE).

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, exclusive power to direct operating and internal management activities that significantly impact economic performance, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Xiao De Shenzhen is deemed to have a controlling financial interest and be the primary beneficiary of Xiao De Hunan and its subsidiaries because it has all of the following characteristics:

●	The power to direct activities of Xiao De Hunan and its subsidiaries that most significantly impact the economic performance of Xiao De Hunan and its subsidiaries.

●	The right to receive the expected residual returns of Xiao De Hunan and its subsidiaries.

●	The obligation to absorb the expected loss of Xiao De Hunan and its subsidiaries.

Pursuant to the contractual agreements, Xiao De Hunan and its subsidiaries agree to pay service fees based on their actual monthly incomes from major business to Xiao De Shenzhen. Xiao De Shenzhen is authorized to, but not limited to, manage and control the daily operation and internal management structure, manage financial management, enter and execute external contracts, handle tax filings and payments, direct and supervise human resources including board of directors nomination, appointment of directors and officers, approve budgets and compensation plans, resolve capital structure, acquisitions and dissolutions. The contractual agreements were designed so that Xiao De Hunan and its subsidiaries operate for the benefit of Xiao De Shenzhen and ultimately the Company.

Accordingly, the accounts of Xiao De Hunan and its subsidiaries are consolidated in the accompanying financial statements as provided under ASC 810-10, Consolidation. Their financial positions and results of operations are also included in the Company’s financial statements.

The carrying amount of the VIE’s consolidated assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Current assets	$4,321,731	$5,055,131
Property and equipment, net	693,372	65,147
Other noncurrent assets	1,262,608	641,013
Total assets	6,277,711	5,761,291
Total liabilities	5,681,494	5,404,823
Net assets	$596,217	$356,468

The VIEs’ liabilities consist of the following for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Current liabilities:
Accounts payable, net	61,542	-
Operating lease obligations-current	167,410	2,174
Amount due to related parties	4,296,446	4,692,450
Other current liabilities	192,862	65,694
Total current liabilities	4,718,260	4,760,318

Long term liabilities:
Operating lease obligations-non-current	963,234	644,505
Total non-current liabilities	963,234	644,505
Total liabilities	$5,681,494	$5,404,823

The operating results of the VIEs are as follows:

	For the year ended December 31, 2018	From Inception to December 31, 2017
Revenue	$211,795	$119,647
Gross (loss) / profit	$(92,692)	$82,545
Loss from operations	$(700,260)	$(56,697)
Net loss	$(700,519)	$(56,345)

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	December 31, 2018	December 31, 2017

Prepaid professional fees	$120,134	$1,494,668
Prepaid rent	9,272	15,954
Prepaid repair and maintenance	29,089	150,869
Deposits	889,672	95,377
Staff advance	15,950	520
Prepaid supplies	12,524	-
Tax refund	152	-
Other current assets	59,391	41,852
Total prepayments and other current assets	$1,136,182	$1,799,240

Deposits mainly included $156,534 refundable security deposit of our operating leases of our administrative offices and community care centers in PRC and $733,138 to Sing Ho Trading Company, incorporated in Hong Kong, by GS Hong Kong for exploring potential business development in senior care industry. GS Hong Kong is still in the progress of negotiating with Sing Ho Trading Company for business opportunities. This deposit amount is refundable to GS Hong Kong if a new business is not established.

NOTE 7 - PREPAYMENTS, NET OF CURRENT PORTION AND OTHER ASSETS

Prepayments, net of current portion and other assets consisted of the following:

	December 31, 2018	December 31, 2017

Prepaid repair and maintenance – non-current	$54,276	$15,846
Prepaid professional fee – non-current	134,097	-
Deposits – non current	14,544	-
Others non-current assets	11,457	12,044
Total prepayments, net of current portion and other assets	$214,374	$27,890

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Furniture and fixtures	$113,008	$35,063
Equipment	397,773	70,392
Motor vehicle	8,657	-
Leasehold improvement	387,237	-
Sub-total	906,675	105,455
Less: accumulated depreciation	(101,335)	(70)
Total property and equipment, net	$805,340	$105,385

The depreciation expenses for years ended December 31, 2018 and 2017 were $64,878 and $67, respectively.

NOTE 9 – GOODWILL

The Company’s goodwill was attributable to the acquisition of Red Sunset Tourism by our VIE, Xiao De Hunan as discussed in Note 3.

The change in the carrying value of goodwill is as follows:

Balance-December 31, 2017	$-
Acquisition of Red Sunset Tourism (Note 3)	177,954
Goodwill adjustment due to impairment	(177,954)
Balance – December 31, 2018	-

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our operation constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review as of December 31, 2018.

On December 31, 2018, we performed our annual goodwill impairment test and estimated the fair value of our tourism reporting unit based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our tourism operation (which we acquired on December 10, 2018) were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital). We took into account expected competitive tourism industry and market conditions, including expected local government subsidies for the elderly. Due to the uncertainty of the tourism development particularly in senior communities, we assumed growth rate estimates in our projections that were approximates to the estimated inflationary rate in the local area that we provide senior care and tourism services. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) (borrowing rate for loans over 5 years provided by Bank of China) determined from relevant market comparisons (primarily the uncertainty of achieving projected operating cash flows). We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the income approach, we estimated a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Based on the aforementioned, we concluded that the estimated fair value, below the respective carrying value, determined under the income approach for our tourism reporting unit, as of December 31, 2018, was fairly conservative and reasonable. We concluded that the goodwill assigned to our tourism reporting unit, as of December 31, 2018, was impaired.

NOTE 10- INTANGIBLES, NET

Intangible assets consisted of the following:

	December 31, 2018	December 31, 2017
Software acquired	$13,673	$922
Less: accumulated amortization	(576)	(61)
Total intangibles, net	$13,097	$861

The amortization expenses of the use of software acquired for the years ended December 31, 2018 and 2017 were $357 and $59, respectively.

The estimated amortization expense for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2019	$2,845
2020	2,845
2021	2,845
2022	2,845
2023	1,717
Thereafter	-
Total	$13,097

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2018 and 2017 consisted of:

	December 31, 2018	December 31, 2017
Accruals for repair and maintenance	$-	$23,219
Staff deposits	291	34,609
Payroll payables	107,345	13,240
Customer deposits	12,773	1,589
Deferred rent	1,018	-
Taxes payable	4,744	922
Other accrued expenses and payables	127,192	3,252
Total accrued expenses and other payables	$253,363	$76,831

NOTE 12 – RELATED PARTY TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

a)	Red Sunset Apartment, Ms. Ling Zhou is the Chief Executive Officer and Mr. Xinhui Li is the Director and Chief Executive Officer

(b)	Hunan Zhongfeng Investment Real Estate Co., Ltd., Ms. Ling Zhou and Ms. Jun Quan are the Directors and Mr. Xinhui Li is the Director and Chief Executive Officer

(c)	Shenzhen Dingda Sheng Trading Co., Ltd., Ms. Qin Zhang is the legal representative. She's also a legal representative of Xiao De Tangshan

(d)	Tangshan Qicheng Technology Co. Ltd., one of the shareholders of Xiao De Tangshan.

(e)	Mr. Zhen Gao, one of the shareholders of Xiao De Beijing.

(f)	Gunda Holdings Limited, one of the shareholders of DDLX

(g)	Yingsheng Holdings Limited, one of the shareholders of DDLX and wholly owned by Ms. Jun Quan

(h)	Mr. Xinhui Li, the consultant of Xiao De Hunan and an immediate family member of Ms. Jun Quan.

(i)	Hunan Chunyi Culture Communication Co., Ltd., Mr. Xinhui Li is the shareholder and supervisor

(j)	Ms. Jun Quan, the Director of Golden Sunset Group Limited and a shareholder of DD Deluxe and Yingsheng Holdings Limited. She is also an immediate family member of Mr. Xinhui Li.

Amounts due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Name of related parties	December 31, 2018	December 31, 2017

Red Sunset Apartment (a) (1)	$225,415	$-
Hunan Zhongfeng Investment Real Estate Co., Ltd. (b) (2)	2,909	3,074
Shenzhen Dingda Sheng Trading Co. Ltd. (c ) (3)	61,086	-
Tangshan Qicheng Technology Co., Ltd. (d) (4)	70,278	-
Mr. Zhen Gao (e) (5)	76,358	-
Gunda Holdings Limited (f) (6)	465	-
Yingsheng Holdings Limited (g) (7)	465	-
Total	$436,977	$3,074

Amounts due to related parties

Amounts due to related parties consisted of the following as of the periods indicated:

Name of related parties	December 31, 2018	December 31, 2017

Red Sunset Apartment (a) (8)	$4,078	$1,978,266
Tangshan Qicheng Technology Co., Ltd. (d) (9)	4,496	-
Mr. Zhen Gao (e) (10)	2,744	-
Mr. Xinhui Li (h) (11)	40,208	42,510
Hunan Chunyi Culture Communication Co., Ltd. (i) (12)	-	40,593
Ms. Jun Quan (j) (13)	840,254	-
Total	$891,780	$2,061,369

(1)	The amount due from Red Sunset Apartment to Xiao De Hunan related to the service management fee payable to Xiao De Hunan.

(2)	The amount due from Hunan Zhongfeng Investment Real Estate Co., Ltd. was the membership fee to the Chamber of Commerce paid by Xiao De Hunan on behalf of Zhongfeng Investment Real Estate Co. Ltd.

(3)	The amount receivable from Shenzhen Dingda Sheng Trading Co. Ltd. was pertinent to the operational support of this entity.

(4)	The amount receivable from Tangshan Qicheng Technology Co., Ltd related to the capital financing provided by Xiao De Shenzhen to Tangshan Qicheng Technology Co. Ltd.

(5)	The amount receivable from Mr. Zhen Gao related to the capital financing provided by Xiao De Hunan to Mr. Gao.

(6)	Xiao De Shenzhen paid business registration fee to Republic of Seychelles on behalf of Gunda Holdings Limited

(7)	Xiao De Shenzhen paid business registration fee to Republic of Seychelles on behalf of Yingsheng Holdings Limited

(8)	The amount payable to Red Sunset Apartment was pertinent to the group tour fee paid on behalf of Red Sunset Tourism.

(9)	Tangshan Qicheng Technology Co., Ltd paid salary and wages as well as other administrative expenses on behalf of Xiao De angshan

(10)	Mr. Gao paid administrative expenses on behalf of Xiao De Beijing

(11)	The amount payable to Mr. Li was the operational support for Red Sunset Tourism.

(12)	The amount due to Hunan Chunyi related to the setting up of senior community care business for Hunan Guanzizai for the year 2017. This amount was repaid in 2018.

(13)	Ms. Jun Quan made payments to the third parties for the support the business operations of Golden Sunset (Lodging) Hongkong, Red Sunset Apartment and DD's Deluxe Rod Holder Inc.

Non-cash transactions-related parties

There was no non-cash transaction between related parties for the years ended December 31, 2018 and 2017.

NOTE 13 – INCOME TAXES

United States of America

Deluxe was incorporated in the State of Nevada and is therefore subject to United States income taxes.

Tax Cuts and Jobs Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax

As of December 31, 2018 and 2017, the Company in the United States had $427,333 and $150,201, respectively, in net operating loss carry forwards available to offset future taxable income, respectively. The net operating loss generated in 2018 will be carryforward indefinitely under the Tax Act. The net operating loss generated prior to January 1, 2018 can be carried forward for 20 years and will begin to expire in the year 2034.

Republic of Seychelles

Business in Seychelles is subject to Business Tax under Business Tax Act, 2009 and the subsequent Business Tax Amendments. Business Tax is levied on any net profit that the business derives. Corporation incorporated in Seychelles is subject to 25% on the first SR 1 million (approximately US$72,438 for 6-month period ended 6/30/2018) of its taxable income and 33% on the remainder.

Golden Sunset Group Limited and Golden Sunset International Management Limited were incorporated as an International Business Companies in the Republic of Seychelles on June 28, 2017 under the International Business Companies Act 2016. Sec. 361(1) of International Business Companies Act 2016 provides that all the income and profits of a company formed under this Act is exempt from the Business Act. Accordingly, Golden Sunset Group Limited and Golden Sunset International Management Limited are exempt from Business Tax.

Hong Kong

Golden Sunset (Hongkong) Lodging Limited was incorporated in Hong Kong Special Administrative Region (“HKSAR”), China on July 18, 2017 and is subject to the Hong Kong Profits Tax. The Inland Revenue (Amendment) (No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong was passed on March 29, 2018. The Ordinance provides that a two-tiered profits tax rate regime is implemented and is effective in any year of assessment commencing on or after April 1, 2018. The profits tax for first HK dollar 2 million (approximately $255,412) of taxable profits of corporations will be decreased to 8.25%. Taxable profits above this amount will be subject to the tax rate of 16.5%.

As of December 31, 2018 and 2017, the net operating loss carryforward of GS Hong Kong were $3,795 and $3,931, respectively. These net operating loss are carried forward indefinitely under Hong Kong Profits Tax regulations.

PRC

Xiao De Hunan and its subsidiaries as well as Xiao De Shenzhen and its subsidiaries are incorporated in the People’s Republic of China and governed by the income tax laws of the PRC. The income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Under the EIT Laws, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaty with certain countries.

According to PRC enterprise tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. The NOL carryforwards of Xiao De Shenzhen, Xiao De Hunan and its subsidiaries as of December 31, 2018 and 2017 were $1,482,629 and $102,267, respectively, and will begin to expire in 2022 if not utilized.

The effective tax rates for the years ended December 31, 2018 and 2017 were 0.00% and (0.01%), respectively. A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	December 31, 2018	December 31, 2017
Loss before income tax expense	$(3,868,787)	$(888,832)
Computed tax benefit with statutory tax rate	(812,445)	(20,760)
Impact of different tax rates in other jurisdictions	350,555	(10,360)
Tax effect of non-deductible expenses	34,048	3,083
Changes in valuation allowance	427,842	28,087

Total Provision for Income Taxes	$-	$50

The income tax provision consists of the following components:

	December 31, 2018		December 31, 2017
Current	$		$
Federal		-		-
State		-		-
Non-USA		-		50
Deferred
Federal		-		-
State		-		-
Non-USA		-		-
Total Provision for Income Taxes		$-		$50

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of	As of
	December 31, 2018	December 31, 2017
Deferred tax assets
Tax loss carried forward	$460,710	$26,216
Deferred staff education	2,818	2,927
Advertising	816	-
Lease liabilities	23,858
Total deferred tax assets	488,202	29,143
Valuation allowance	(488,202)	(29,143)
Total deferred tax assets net of valuation allowance	-	-

Deferred tax liabilities
Total deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

The Company establishes a full valuation allowance against its deferred tax assets which primarily include the net operating loss carryforwards of DDLX, GS Hong Kong, Xiao De Hunan and its subsidiaries as well as Xiao De Shenzhen and its subsidiaries in the PRC. Management evaluates that it is more likely than not that the net operating loss carryforwards of its PRC subsidiaries and VIEs are not expected to be utilized before its expiration date. GS Hong Kong is a holding company and is not expected to earn sufficient revenue to utilize its deferred tax assets and NOLs. DDLX is a holding company and subject to the Global Intangible Low-taxed Income (GILTI) provision under the Tax Cuts and Jobs Act. Due to the tax loss incurred by its foreign subsidiaries in Hong Kong and PRC, DDLX evaluated that it is more likely than not that it will not have additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations in a near future. Accordingly, DDLX provides a full valuation allowance against its net operating loss.

NOTE 12- EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted loss per share will not be computed because of the anti-dilutive effect.

	For the year ended December 31, 2018	For the year ended December 31, 2017

Numerator:
Net loss attributable to DDLX	(3,738,140)	$(888,882)
Denominator:
Weighted-average shares outstanding-Basic	220,602,740	204,931,507
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	220,602,740	204,931,507

Loss per share
-Basic and Diluted	(0.0169)	(0.004)

NOTE 13 – STOCKHOLDERS’ EQUITY

Upon incorporation, the initial authorized and issued and outstanding common stock of the GS Group was 400,000,000 shares. The issued and outstanding common stock was 234,000,000 and 400,000,000 as of December 31, 2018 and 2017.

Management Service Agreements:

In June 2017, GS Group entered into a management service agreement with Ms. Jun Quan, Yingsheng Holdings Limited and Gunda Holdings Limited and issued a total 400,000,000 shares of its common stock to these parties as a compensation for organizational and managerial services rendered. The Company recognized the cost of the appropriate number of the 400,000,000 shares at the current par value, $0.00025. The stock-based compensation related to this agreement was $100,000, which was based on the par value and was recognized in the year ended December 31, 2017.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

Xiao De Shenzhen entered into an agreement with Shenzhen Chengrui Consulting Management Co. Ltd. (“Shenzhen Chengrui”) on December 1, 2018 that Shenzhen Chengrui provided promotion and marketing services for the sale of prepaid card for the community care services. Shenzhen Chengrui is entitled to the commission payment which is 40% of the prepaid card payment received from the elderly customers. As of December 31, 2018, the commission payable to Shenzhen Chenrui was approximately $43,051 based on the prepaid card payment, approximately $107,626 (RMB740,000), received from the elderly customers.

Xiao De Tangshan entered into an agreement with Tangshan City Construction Engineering in September 2018 for the leasehold improvement project at the Tangshan City Xiangyun Road Office Senior Care Service Center. As of December 31, 2018, the construction project has not yet completed. Total estimated commitment for the entire project is approximately $70,454 (RMB 484,407). As of December 31, 2018, Xiao De Tangshan remitted approximately $29,089 (RMB 200,000). The potential remaining obligation as of December 31, 2018 was approximately $41,365 (RMB 284,407).

On October 16, 2018, Xiao De Hubei entered into an agreement with Wuhan Lemie Wanjia Design & Engineering Co., Ltd. for a leasehold improvement project at on 14th Floor, Building B3, Wuhan University Software Development Center. As of December 31, 2018, the construction project has not yet completed. Total estimated commitment for the entire project is approximately $59,050 (RMB 406,000). As of December 31, 2018, Xiao De Hubei remitted approximately $41,334 (RMB 284,200). The potential remaining obligation as of December 31, 2018 was approximately $$17,715(RMB 121,800)

Operating Leases

The Company entered into various operating leases for its office and community care centers in Hengyang city, Hunan Province, Beijing and Tangshan City, Hebei Province, Wuhan City, Hubei Province as well as and an office in Shenzhen City, Guangdong Province, PRC during the current fiscal period.

Related party leases

On May 1, 2017, a lease arrangement for our office in Hengyang city, Hunan Province was entered into between Xiao De Hunan and Red Sunset Apartment which is formed in the Hengyang city, Hunan Province, PRC and owned by Mr. Xinhui Li who is also the consultant of Xiao De Hunan. The lease with the related party is classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions. Xiao De Hunan leased 6 units from Red Sunset Apartment for our administrative office. Our annual rent payments for this lease for the years ended December 31, 2018 and 2017 were RMB 12,000 and 8,500 (approximately US$1,816 and US$ 1,286), respectively. The lease term is five years and will expire on April 30, 2022.

ASC Topic 842 provides a practical expedient election that unless a practical expedient is available and elected, utilities reflect a nonlease component that both lessor and lessee must separate from the lease components and to which consideration in the contract must be allocated. We did not elect the practical expedient; accordingly, we separately accounted for utilities as a nonlease component.

The lease expenses for this lease arrangement for the years ended December 31, 2018 and 2017 were RMB12,000 (approximately US$1,816) and RMB8,000 (approximately US$1,210), respectively. The right-of-use balance of this lease as of December 31, 2018 and 2017 were RMB36,835 (approximately US$5,362) and RMB46,765 (approximately US$6,802), respectively. The lease liability as of December 31, 2018 and 2017 were RMB 36,835 (approximately US$5,362) and RMB 46,765 (approximately US$6,802), respectively.

The Company leases real estate under non-cancellable operating leases.

The components of lease expense were as follows:

	December 31, 2018	December 31, 2017

Operating lease cost	$526,584	$85,091

Total lease cost	$526,584	$85,091

Other information related to leases was as follows:

	December 31, 2018	December 31, 2017

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355,707	$47,892

Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,937,652	2,033,235

Weighted average remaining lease term (years)
Operating leases	4.98	6.34

Weighted average discount rate
Operating leases	4.90%	4.90%

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

Operating Leases
2019	$563,655
2020	645,413
2021	684,575
2022	495,228
2023	124,754
Thereafter	346,081
Total future lease payments	2,859,706
Less: Amount representing interest	368,440
Present value of future payments	2,491,267
Less: Current portion	441,781
Long-term portion	$2,049,486

NOTE 15 - SUBSEQUENT EVENT

As of the reporting date, the Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2018, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

a) Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

b) Lack of proper segregation of duties due to limited personnel.

c) Lack of a formal review process related to financial reporting that includes multiple levels of review.

d) We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Our management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2018 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Jun Quan	38	Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasury and Secretary

Jun Quan. Ms. Quan serves as a member of our board of directors and as our Chairman, Chief Executive Officer, President and Chief Financial Officer starting on November 13, 2018. She has served as CEO of our VIE entity, Xiao De Hunan since May 1, 2017. Prior to that, Ms. Quan was the chairman of Hengyang Tongfu Gongying Private Capital Trading Service Center CO., Ltd. since January 2010. From March 2007 to January 2010, Ms. Quan was the vice chairman and financial supervisor of Hunan Zhongfeng Investment Property CO., Ltd. Ms. Quan has about twenty years of experience in business management and financing. She graduated from the Open University of China majoring in financial accounting.

Our sole director and executive officer was elected until her successor is duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board of directors is currently composed of one member, Ms. Jun Quan.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Our sole director is not an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on November 13, 2018 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2018, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jun Quan,	2018	32,683	—	—	—	—	—	—	32,683
CEO(1)	2017	32,384	—	—	—	—	—	—	32,384
Ling Liu, Former	2018	4,237	—	—	—	—	—	—	4,237
CEO(2)	2017	2,961	—	—	—	—	—	—	2,961
Desmond Deschambeault,	2018	—	—	—	—	—	—	—	—
Former CEO(3)	2017	—	—	—	—	—	—	—	—

(1)	On November 13, 2018, we acquired GS Group in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that these officers received from GS Group and/or its subsidiaries and VIEs prior to the consummation of the reverse acquisition.
(2)	Ms. Liu served as our Chief Executive Officer from April 11, 2018 until November 13, 2018.
(3)	Mr. Deschambeault served as our Chief Executive Officer until April 11, 2018.

Employment Agreements

All of our employees have executed our standard employment agreements as required by the Chinese labor law. Our employment agreements with our executives provide the amount of each executive officer’s salary, title and establish their eligibility to receive a bonus. The employment agreement between Xiao De Hunan and Ms. Jun Quan, dated May 1, 2017, provides that Ms. Quan is employed as Xiao De Hunan’s CEO with a three-year term of employment until May 1, 2020. Ms. Quan receives a monthly salary of RMB 18,000 (approximately $2,724) under the employment agreement. She is also subject to customary confidentiality covenants under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at December 31, 2018.

Compensation of Directors

No member of our board of directors received any compensation for his or her services as a director during the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 8, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; and (ii) by our sole officer and director. The address of the sole officer and director and the 5% shareholder is in care of the Company, 3rd Floor, Golden Sunset Community, Wencang Village, Yueping Township, Yan Feng District, Hengyang City, Hunan Province, China 421000.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Quan, Chairman, CEO, President and CFO(3)	Common Stock	120,000,000	51.3%
Gunda Holdings Limited(4)	Common Stock	102,622,803	43.9%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 234,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 8, 2019. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Including 108,000,000 shares of common stock held Yingsheng Holdings Limited and Ms. Quan has voting and dispositive power of the securities held by Yingsheng Holdings Limited.

(4)	Xianggui Zhu is the sole director of Gunda Holdings Limited and has voting and dispositive power of the securities held by it.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	As of December 31, 2018, an amount of $225,415 was receivable from Red Sunset Apartment, wholly owned by Mr. Xinhui Li. Xiao De Hunan provided service management to Red Sunset Apartment and charged 13% of the revenue incurred by Red Sunset Apartment.

●	As of December 31, 2018, Ms. Jun Quan had made payments to other parties on behalf us in an amount of $840,254 to support our business operations. The amounts are unsecured, interest-free and due on demand.

●	As disclosed above, on December 10, 2018, Xiao De Hunan acquired Red Sunset Tourism at the purchase price of RMB 510,000 (approximately $74,257) from Mr. Xinhui Li. Mr. Li is a consultant of Xiao De Hunan and an immediate family member of Ms. Jun Quan.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Listing Rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported, effective December 20, 2018, we dismissed WWC, P.C. as our independent registered public accounting firm and engaged Centurion ZD CPA & Co. (formerly known as Centurion ZD CPA Limited) as our new independent registered public accounting firm. See our Current Report on Form 8-K filed with the SEC on January 9, 2019 for more information.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2018	2017

Audit fees(1)	$107,000	$85,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$107,000	$85,000

(1)	“Audit Fees” include fees billed related to the audit of our annual financial statements in our Annual Reports on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for the fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Audit fees for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 were billed by our former auditor, WWC, P.C., which were $12,000. Audit fees for the fiscal year ended December 31, 2018 were billed by Centurion ZD CPA & Co. in an amount of $95,000.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated June 15, 2018, among the Company, Golden Sunset Group Limited and the shareholders of Golden Sunset Group Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2018)
2.2	Amendment No. 1 to Share Exchange Agreement, dated November 13, 2018, among the Company, Golden Sunset Group Limited and the shareholders of Golden Sunset Group Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
3.1	Articles of Incorporation and Certificate of Correction (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-204518))
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018)
3.3	Certificate of Correction filed on June 12, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
3.4	Certificate of Correction filed on October 31, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
3.5	Amended and Restated Bylaws of the Company, adopted on November 13, 2018 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
10.1	Exclusive Service Agreement, by and among Xiao De Shenzhen, Xiao De Hunan and Hunan Guanzizai, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.2	Call Option Agreement, by and among Xiao De Shenzhen, shareholders of Xiao De Hunan, Xiao De Hunan and Hunan Guanzizai, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.3	Shareholders’ Voting Rights Proxy Agreement, by and among Xiao De Shenzhen, shareholders of Xiao De Hunan, Xiao De Hunan and Hunan Guanzizai, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2018).

Exhibit No.	Description
10.4	Equity Pledge Agreement, by and among Xiao De Shenzhen, shareholders of Xiao De Hunan, Xiao De Hunan and Hunan Guanzizai, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.5	Lease Agreement (English Translation), by and between Xiao De Hunan and Hengyang Yan Feng District Yueping Golden Sunset Community, dated as of May 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.6	Asset Management Agreement (English Translation), by and between Xiao De Hunan and Hengyang Yan Feng District Yueping Golden Sunset Community, dated as of May 1, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.7	Employment Agreement (English Translation), by and between Jun Quan and Xiao De Hunan, dated as of May 1, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
10.8	Equity Transfer Agreement (English Translation), dated November 23, 2018, by and between Hunan Xiao De Tian Xia Senior Care Industry Management Co., Ltd. and Xinhui Li (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018).
21.1	Subsidiaries of the Company
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2019

DD’s Deluxe Rod Holder Inc.

By:	/s/ Jun Quan
Jun Quan
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Quan	Chairman, President, Chief Executive Officer and Chief Financial Officer	April 12, 2019
Jun Quan	(Principal Executive Officer and Principal Financing and Accounting Officer)

