Form 10-Q
period 2019-03-31
DD's Deluxe Rod Holder, Inc.
filed 2019-05-15
CIK 1643194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

+86 734-847-6607

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	234,000,000

DD’S DELUXE ROD HOLDER INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DD’S DELUXE ROD HOLDER INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Stated in US Dollars)

DD’s Deluxe Rod Holder Inc.

Interim Condensed Consolidated Balance Sheets

	Note	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Current assets
Cash and cash equivalents		$117,319	$327,640
Accounts receivable, net		-	17,308
Amount due from related parties	12	491,012	1,136,182
Prepayments and other current assets	6	1,181,005	436,977

Total current assets		1,789,336	1,918,107

Non-current assets
Property, plant and equipment, net	8	894,655	805,340
Intangible assets, net	10	13,069	13,097
Prepayments, net of current portion and other assets	7	153,914	214,374
Operating lease right-of-use assets	15	2,416,493	2,493,044
Total non-current assets		3,478,131	3,525,855

Total assets		5,267,467	$5,443,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable, net		346,169	255,718
Operating lease obligations, current portion	15	559,218	441,781
Amount due to related parties	12	942,350	891,779
Accrued expenses and other payables	11	288,839	253,363
Total current liabilities		2,136,576	1,842,641

Non-current liabilities
Customer deposits and receipt in advance		509,208	107,629
Operating lease obligations, net of current portion	15	1,888,806	2,049,485
Total non-current liabilities		2,398,014	2,157,114

Total liabilities		4,534,590	3,999,755

STOCKHOLDERS’ EQUITY

DD’s Deluxe Rod Holder Inc.’s stockholders’ equity
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 234,000,000 shares and 234,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively		234,000	234,000
Additional paid-in capital		5,880,723	5,880,723
Accumulated deficits		(5,455,272)	(4,627,022)
Accumulated other comprehensive income		56,146	(42,043)
Total DD’s Deluxe Rod Holder Inc.’s stockholders’ equity		715,597	1,445,658

Noncontrolling interests		17,280	(1,451)
Total shareholders’ equity		732,877	1,444,207

Total liabilities and stockholders’ equity		$5,267,467	$5,443,962

The accompanying notes are an integral part of these interim condensed consolidated financial statements

DD’s Deluxe Rod Holder Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Revenue	$119,453	$46,124
Costs of revenue	(200,981)	(16,429)
Gross (loss) / profit	(81,528)	29,695

Operating expenses
Selling expenses	278,151	3,531
General and administrative expenses	572,817	663,594
Total operating expenses	850,968	667,125

Loss from operations	(932,496)	(637,430)

Other income (expense):
Bank charges	(1,444)	(386)
Interest income	149	2,078
Other finance expense	-	-
Exchange gain	600	29,053
Penalty	(593)	-
Other expenses, net	(106)	-
Total other income (expense)	1,394	30,745

Loss before income taxes	(933,890)	(606,685)

Provision for income taxes	-	-

Net loss	(933,890)	(606,685)
Net loss attributable to noncontrolling interests from continuing operations	(105,640)	-
Net loss attributable to DD’s Deluxe Rod Holder Inc.	(828,250)	(606,685)

Foreign currency translation adjustment	98,819	10,652

Comprehensive loss	(835,701)	(596,033)
Comprehensive loss attributable to noncontrolling interests	(83,446)	-
Comprehensive loss attributable to DD’s Deluxe Rod Holder Inc.	$(752,255)	$(596,033)

The accompanying notes are an integral part of these interim condensed consolidated financial statements

DD’s Deluxe Rod Holder Inc.

Interim Condensed Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common stock	Additional paid-in capital	Accumulated deficits	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total stockholders’ equity
Balance, December 31, 2016 (Audited)	-	$-	$-	$-	$-	$-	$-
Restated – Outstanding shares of accounting acquirer	230,000,000	230,000	2,909,368	-	-	-	3,139,368
Stock to be issued	-	-	-	-	-	-	-
Net loss for the year	-	-	-	(888,882)	-	-	(888,882)
Foreign currency translation adjustment	-	-	-	-	5,568	-	5,568
Balance, December 31, 2017 (Audited)	230,000,000	$230,000	$2,909,368	$(888,882)	$5,568	$-	$2,256,054
Cash contribution	-	-	1,385,435	-	-	-	1,385,435
Net loss for the period	-	-	-	(606,685)	-	-	(606,685)
Foreign currency translation adjustment	-	-	-	-	10,652	-	10,652
Balance, March 31, 2018 (Unaudited)	230,000,000	$230,000	$4,294,803	(1,495,567)	$16,220	$-	$3,045,456

	Number of Shares	Common stock	Additional paid-in capital	Accumulated deficits	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total stockholders’ equity
Balance, December 31, 2016 (Audited)	-	$-	$-	$-	$-	$-	$-
Restated – Outstanding shares of accounting acquirer	230,000,000	230,000	2,909,368	-	-	-	3,139,368
Stock to be issued	-	-	-	-	-	-	-
Net loss for the year	-	-	-	(888,882)	-	-	(888,882
Foreign currency translation adjustment	-	-	-	-	5,568	-	5,568
Balance, December 31, 2017 (Audited)	230,000,000	$230,000	$2,909,368	$(888,882)	$5,568	$-	$2,256,054
Reverse merger recapitalization	4,000,000	4,000	2,971,355	-	-	-	2,975,355
Non-controlling interest	-	-	-	-	-	147,368	147,368
Net loss for the year	-	-	-	(3,738,140)	-	(130,647)	(3,868,787)
Foreign currency translation adjustment	-	-		-	(47,611)	(18,172)	(65,783)
Balance, December 31, 2018 (Audited)	234,000,000	$234,000	$5,880,723	$(4,627,022)	$(42,043)	$(1,451)	$1,444,207
Net loss	-	-	-	(828,250)	-	(105,640)	(933,890)
Cash contribution	-	-	-	-	-	84,006	84,006
Foreign currency translation adjustment	-	-	-	-	98,189	40,365	138,554
Balance, March 31, 2019 (Unaudited)	234,000,000	$234,000	$5,880,723	$(5,455,272)	$56,146	$17,280	$732,877

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DD’s Deluxe Rod Holder Inc.

Interim Condensed Consolidated Statements of Cash Flows

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Cash flows from operating activities:
Net loss	$(933,890)	$(606,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	51,347	2,486
Amortization	429	42
Amortization of right-of-use assets	136,901	13,261

Changes in operating assets and liabilities:
Accounts receivable, net	17,643	16,978)
Deposits and other receivables, net	43,786	(4,436)
Amount due from related parties	(7,691)	(10,458)
Prepaid expenses	(9,461)	382,674
Other current assets	(5,883)	-
Right-of-use assets obtained	-	(58,063)
Accounts payable	87,324	-
Amount due to related parties	49,452	(31,174)
Accrued expenses and other current liabilities	(34,962)	(51,486)
Customer deposits and deferred revenue	453,002	(43,103)
Operating lease obligations	(95,613)	75,450
Net cash (used in) operating activities	(247,616)	(314,514)

Cash flows from investing activities:
Payment for equipment and intangible assets	(120,602)	(75,725)
Net cash (used in) investing activities	(120,602)	(75,725)

Cash flows from financing activities:
Proceeds from VIE share subscriptions	84,006	1,385,434
Net cash provided by financing activities	84,006	1,385,434

Effect of exchange rate changes on cash	73,891	88,130

Net (decrease) increase in cash and cash equivalents	(210,321)	1,083,325

Cash and cash equivalents, beginning balance	327,640	2,481,392

Cash and cash equivalents, ending balance	$117,319	$3,564,717

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DD’s Deluxe Rod Holder Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DD’s Deluxe Rod Holder Inc. (“Deluxe” or the “Company”) was incorporated on September 26, 2014 under the laws of the State of Nevada. On June 15, 2018, DD’s Deluxe Rod Holder Inc. (“DDLX”) entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Golden Sunset Group Limited (“GS Group”), a Seychelles International Business Company, and the shareholders of GS Group (the “Shareholders”). The Share Exchange Agreement is effective on November 13, 2018. Golden Sunset has 460,000,000 shares (“Ordinary Shares”), $0.00025 par value per share outstanding (the “Golden Sunset Shares”), all of which are held by the Shareholders. Each Shareholder has agreed to transfer all of his, her or its (hereinafter “its”) Golden Sunset Shares in exchange for an aggregate, collectively for all Shareholders, of 230,000,000 newly issued shares of the common stock, $0.001 par value per share, of DDLX (the “Common Stock”) that will, in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of DDLX on a fully diluted basis as of and immediately after the closing of the share exchange transaction. .

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

Pursuant to the shareholders’ voting rights proxy agreement between the shareholders of each Xiao De Hunan and its subsidiaries and Xiao De Shenzhen, such shareholders have given Xiao De Shenzhen an irrevocable proxy to act on their behalf on all matters pertaining to such Xiao De Hunan and its subsidiaries and to exercise all of their rights as shareholders of such Xiao De Hunan and its subsidiaries, including the right to attend shareholders meeting, to exercise voting rights and to appoint and elect officers in such Xiao De Hunan and its subsidiaries. The agreement will be valid for 20 years from the date of execution and automatically renew for another one year when the original or extended term of this agreement is due. It will terminate at the earlier of (i) the date on which all of the equity interests of such Xiao De Hunan and its subsidiaries have been transferred to Xiao De Shenzhen or (ii) on the date Xiao De Shenzhen gives a thirty-day notice in writing of the cancellation of the renewal after the agreement is due.

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

The interim condensed consolidated financial statements include the accounts of DD’s Deluxe Rod Holder Inc. and the following subsidiaries:

Name of subsidiaries	Ownership / Deemed ownership	Place of incorporation	Capital
Golden Sunset Group Limited (“GS Group”)	100%	Republic of Seychelles	$115,000
Golden Sunset International Management Limited (“GS International”)	100%	Republic of Seychelles	$5
Golden Sunset (Hongkong) Lodging Limited (“GS Hong Kong”)	100%	Hong Kong Special Kong Special Administrative Region	$5
Xiao De Tian Xia (Shenzhen) Senior Care Service Management Co., Ltd. (“Xiao De Shenzhen”)	100%	PRC	Nil
Shenzhen Golden Sunset Technology Limited (“GS Technology”)	100%	PRC	Nil
Xiao De Tian Xia (Tangshan) Senior Care Service Management Co., Ltd (“Xiao De Tangshan”)	60%	PRC	$230,793
Xiao De Tian Xia (Hubei) Senior Care Services Co., Ltd (“Xiao De Hubei”)	67%	PRC	118,597
Hunan Xiao De Tian Xia Senior Care Industry Management Co., Ltd (“Xiao De Hunan”)	100%	PRC	$1,512,951
Hunan Guanzizai Senior Care Services Co. Ltd (“Hunan Guanzizai”)	100%	PRC	$780,827
Beijing Xiao De Tian Xia Senior Care Industry Management Co., Ltd (“Xiao De Beijing”)	70%	PRC	$338,975
Hengyang City Red Sunset Tourism Development Co., Ltd (“Red Sunset Tourism”)	100%	PRC	$73,831

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates for the periods ended March 31, 2019 and December 31, 2018 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassifications

We have reclassified certain prior period amounts within our consolidated financial statements and accompanying notes to conform to our current period presentation. These reclassifications did not affect total revenue, operating income, or net income.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. As of March 31, 2019, the Company incurred working capital deficit of $347,240, a comprehensive loss of $835,701 and incurred a negative operating cash flow of $247,616. As of March 31, 2018, the Company also incurred a comprehensive loss of $596,033 and a negative cash flow from its operating activities of $314,514. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

We, through our PRC subsidiaries, continued to explore business opportunities with the local government agencies and senior care communities. By the end of 2018, Our VIE, Xiao De Hunan acquired Red Sunset Tourism in order to expand our senior community care services by coordinating group tour services to the elderly. Moreover, Xiao De Shenzhen also launched a community care prepaid card program and contracted a third party to promote the prepaid card program among the senior communities. As of March 31, 2019, there were approximately 69 participants and approximately $509,208 has been received. To strive to increase our revenue, in the first quarter of 2019, we obtained a government contract that allowed us to provide community care services to a community care center in Hubei. We continued our efforts in obtaining additional government contracts in other provinces. Moreover, GS Hong Kong is still negotiating with Sing Ho Trading Company to explore business opportunities and has remitted $731,336 for deposit. This amount is refundable by Sing Ho Trading Company if new business is not established.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our subsidiaries in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollars (HKD) as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by the U.S. Federal Reserve at the end of the period. Income and expense accounts are translated at the average translation rates the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the balance sheets.

Below is a table with foreign exchange rates used for translation for the periods indicated:

Three-month period ended March 31, 2019 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8460	6.7447

As of March 31, 2019 (Closing Rate)
United States dollar ($1)	7.8498	6.7112

As of December 31, 2018 (Closing Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8305	6.8755

Three-month period ended March 31, 2018 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8279	6.3535

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its deposits in financial institutions in the PRC and Hong Kong. Deposit accounts at insured banks and financial institutions in Hong Kong will be covered up to a limit of HKD500,000 (approximately US$ 63,696) by Hong Kong Deposit Protection Board in an event of bank failure. As of March 31, 2019 and December 31, 2018, cash balances, $117,319 and $305,416, respectively, held in the PRC banks are uninsured. Our subsidiaries in Hong Kong and PRC have not experienced any losses in bank accounts and believe they are not exposed to any risks on our cash in bank accounts.

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

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2019 and December 31, 2018, management determined that there was no impairment.

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

The Company’s goodwill is attributable to its reporting unit of VIEs within which Xiao De Hunan acquired Red Sunset Tourism on December 11, 2018. The Company performed the annual test on goodwill impairment for this reporting unit on December 31, 2018. See Note 9 for detailed disclosures about the impairment of goodwill and the related valuation technique(s) and inputs used in the fair value measurement for the Company’s goodwill.

For the year ended December 31, 2018, the Company recorded an impairment of goodwill in an amount of $177,954.

Noncontrolling Interest

Noncontrolling interest is accounted for in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheet and the consolidated net income/(loss) attributable to the parent and the noncontrolling interest identified and presented on the face of the consolidated statement of operations an comprehensive loss. ASC Topic 810-10-45 also requires that losses attributable to the parent and the noncontrolling interest in a subsidiary be attributed to those interests even if it results in a deficit noncontrolling interest balance.

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

Community care revenue – Our PRC entities and VIEs provide senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we have provided such services. During 2018, we offered a prepayment options for those services. Beginning the first quarter of 2019, we entered into service agreements with municipal offices that we were permitted to provide community care services to the local senior community care centers. The agreements provide that we receive government subsidies to support our operational costs as we incur in those community care centers.

Group tour revenue-Through Red Sunset Tourism which we acquired on December 11, 2018, we generate group tour revenue through organizing and coordinating travel tours for our elderly participants.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the three-month period ended March 31, 2019 and the year ended December 31, 2018. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

Balance Sheet Classification of Deferred Taxes : In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance since its inception date in the current fiscal year. The Company also adopted this guidance to present the deferred tax assets and deferred tax liabilities with a netted off amount in all period presented

Leases : In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. Topic 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The Company elected to early adopt the standard effective its inception date in the current fiscal year concurrent with the adoption of Topic 606 related to revenue recognition, using the full retrospective approach. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. These amendments have the same effective date and transition requirements as the new leases standard, as such the Company adopted the new ASU.

Stock-based Compensation: In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Current GAAP provides that excess tax benefits are recognized in additional paid-in capital whereas tax deficiencies are recognized either as an offset to accumulated excess tax benefit, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces tax payable. Excess tax benefits must be separate from other income tax cash flows and classified as a financing activity. Under this amendment, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they incur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and classified along with other income tax cash flows as an operating activity. The Company has made an accounting policy election to account for forfeitures when they occur. The Company adopted this amendments since its inception date in the current fiscal year. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) . This update changes the fair value measurement disclosure requirements of ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open-ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The ASU also added new disclosure requirements for level 3 – changes in unrealized gains or losses. Entities are required to disclose the amount of total gains or losses for the period recognized in OCI that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy (see ASC 820-10-50-2(d)). This disclosure requirement is incremental to the existing requirement to disclose such total unrealized gains or losses for the period recognized in earnings (or changes in net assets) under ASC 820-10-50-2(d). This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosure upon issuance of this ASU. The Company is evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

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

Community care revenue – Our PRC entities and VIEs provide senior community care services such as preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we have provided such services. During 2018, we offered a prepayment options for those services. Starting the first quarter of 2019, we entered into service agreements with municipal offices that we were permitted to provide community care services to the local senior community care centers. The agreements provide that we receive government subsidies to support our operational costs as we incur in those community care centers. For the three-month period ended March 31, 2019, we earned approximately $2,965 (RMB20,000) government subsidy for the community care services provided in Hubei province Wuhan City Hangyang District Senior Community Center. The agreement provides that the final 20% of the subsidy amount is contingent upon the evaluation of our services by the municipal office.

Group tour revenue-Through Red Sunset Tourism which we acquired on December 11, 2018, we generate group tour revenue through organizing and coordinating travel tours for our elderly participants.

Operating revenue of the Company represents the selling price of services provided on invoice, net of a value-added tax (“VAT”).

The following table presents our revenue disaggregated by revenue source and timing of recognition. Value-added tax is excluded from revenues:

Major service lines	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Service management	$30,518	$41,270
Leasing	9,091	-
Lodging management	-	4,854
Community care	67,005	-
Group tour	12,839	-
Total	$119,453	$46,124

Timing of recognition	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Services transferred at a point in time	$79,844	$4,854
Services transferred over time	39,609	41,270
Total	$119,453	$46,124

Costs of revenue primarily include the following:

●	Labor cost (salary and wages, employee benefits, labor unions, medical insurance)
●	Transportation cost for elderly participants and staff members
●	Uniform for staff members
●	Meals and accommodation for elderly participants
●	Property maintenance
●	Depreciation
●	Lease expense
●	Utilities

These costs of revenue have been included in the various streams of services provided: service management, leasing, lodging management, community care and group tour:

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Service management	$8,781	$2,876
Leasing	371	-
Lodging management	-	6,124
Community care	147,845	7,390
Group tour	12,310	-
Depreciation	31,674	39
Total	$200,981	$16,429

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

The carrying amount of the VIE’s consolidated assets and liabilities as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Current assets	$4,217,381	$4,321,731
Property and equipment, net	704,490	693,372
Other noncurrent assets	1,189,025	1,262,608
Total assets	6,110,896	6,277,711
Total liabilities	5,732,435	5,681,494
Net assets	$378,460	$596,217

The VIEs’ liabilities consisted of the following for the years ended March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Current liabilities:
Accounts payable, net	12,128	61,542
Operating lease obligations-current	169,245	167,410
Amount due to related parties	4,399,972	4,296,446
Other current liabilities	210,568	192,862
Total current liabilities	4,791,913	4,718,260

Long term liabilities:
Operating lease obligations-non-current	940,522	963,234
Total non-current liabilities	940,522	963,234
Total liabilities	$5,732,435	$5,681,494

The operating results of the VIEs are as follows:

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Revenue	$89,008	$46,124
Gross (loss) / profit	$(91,176)	$29,695
Loss from operations	$(261,645)	$(77,318)
Net loss	$(261,882)	$(75,599)

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Prepaid professional fees	$149,662	$120,134
Prepaid rent	29,031	9,272
Prepaid repair and maintenance	5,921	29,089
Deposits	865,669	889,672
Staff advance	-	15,950
Prepaid supplies	118,710	12,524
Tax refund	197	152
Prepaid recruitment fee	433	-
Prepaid telecommunications	4,970	-
Prepaid insurance	541	-
Other current assets	5,871	59,391
Total prepayments and other current assets	$1,181,005	$1,136,182

Deposits mainly included $110,485 refundable security deposit of our operating leases of our administrative offices and community care centers in PRC and $731,336 to Sing Ho Trading Company, incorporated in Hong Kong, by GS Hong Kong for exploring potential new business opportunities. GS Hong Kong is still in the progress of negotiating with Sing Ho Trading Company for business opportunities. This deposit amount is refundable to GS Hong Kong if a new business is not established.

NOTE 7 - PREPAYMENTS, NET OF CURRENT PORTION AND OTHER ASSETS

Prepayments, net of current portion and other assets consisted of the following:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Prepaid repair and maintenance – non-current	$19,238	$54,276
Prepaid professional fee – non-current	96,980	134,097
Deposits – non current	14,900	14,544
Prepaid advertising-non-current	14,450	-
Prepaid telecommunications-non-current	4,099	-
Prepaid postal services-non-current	4,247	-
Others non-current assets	-	11,457
Total prepayments, net of current portion and other assets	$153,914	$214,374

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2019 (Unaudited)	December 31, 2018 (Reclassified)	Reclassification	December 31, 2018 (Audited)
Furniture and fixtures	$116,631	$99,542	$(13,465)	$113,008
Equipment	398,074	375,515	(22,258)	397,773
Motor vehicle	8,869	8,657		8,657
Leasehold improvement	489,904	387,237		387,237
Sub-total	1,013,478	870,952	(35,723)	906,675
Less: accumulated depreciation	(118,823)	(65,612)	35,723	(101,335)
Total property and equipment, net	$894,655	$805,340	$-	$805,340

The depreciation expense for three-month periods ended March 31, 2019 and 2018 was $51,288 and $2,485, respectively.

NOTE 9 – GOODWILL

The Company’s goodwill, $177,954, was attributable to the acquisition of Red Sunset Tourism by our VIE, Xiao De Hunan as discussed in Note 3.

The change in the carrying value of goodwill is as follows:

	Three-Month Period Ended March 31, 2019 (Unaudited)	As of December 31, 2018 (Audited)
Balance	$-	$-
Acquired goodwill	-	-
Impairment	-	-
Balance	$-	$-

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

NOTE 10- INTANGIBLES, NET

Intangible assets consisted of the following:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Software acquired	$14,090	$13,673
Less: accumulated amortization	(1,021)	(576)
Total intangibles, net	$13,069	$13,097

The amortization expense of the use of software acquired for the three-month periods ended March 31, 2019 and 2018 was $697 and $42, respectively.

The estimated amortization expense for each of the five succeeding years is as follows:

Year ending December 31,	Estimated amortization expense

2019	$2,804
2020	2,804
2021	2,804
2022	2,804
2023	1,853
Thereafter	-
Total	$13,069

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2019 and December 31, 2018 consisted of:

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Staff deposits	$-	$291
Payroll payable	114,403	107,345
Customer deposits	69,405	12,773
Deferred rent	9,483	1,018
Taxes payable	3,970	4,744
Other accrued expenses and payables	91,578	127,192
Total accrued expenses and other payables	$288,839	$253,363

NOTE 12 – RELATED PARTY TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a)	Red Sunset Apartment, Ms. Ling Zhou is the Chief Executive Officer and Mr. Xinhui Li is the Director and Chief Executive Officer

(b)	Hunan Zhongfeng Investment Real Estate Co., Ltd., Ms. Ling Zhou and Ms. Jun Quan are the Directors and Mr. Xinhui Li is the Director and Chief Executive Officer

(c)	Shenzhen Dingda Sheng Trading Co., Ltd., Ms. Qin Zhang is the legal representative. She’s also a legal representative of Xiao De Tangshan

(d)	Tangshan Qicheng Technology Co. Ltd., one of the shareholders of Xiao De Tangshan.

(e)	Mr. Zhen Gao, one of the shareholders of Xiao De Beijing.

(f)	Gunda Holdings Limited, one of the shareholders of DDLX

(g)	Yingsheng Holdings Limited, one of the shareholders of DDLX and wholly owned by Ms. Jun Quan

(h)	Mr. Xinhui Li, the consultant of Xiao De Hunan and an immediate family member of Ms. Jun Quan.

(i)	Ms. Jun Quan, the Director of Golden Sunset Group Limited and a shareholder of DD Deluxe and Yingsheng Holdings Limited. She is also an immediate family member of Mr. Xinhui Li.

(j)	Ms. Zhenzhu Li, one of the shareholders of Xiao De Tian Xia (Hubei).

(k)	Ms.Erzhi Liu, one of the shareholders of Xiao De Tian Xia (Hubei).

(l)	Ms. Ling Liu, one of the shareholders and former Chief Executive Officer, President of DD’s Deluxe Rod Holder Inc.

(m)	Ms. Hui Liu, an Operation Manager of Hunan Guanzizai and a legal representative of Hunan Chunyi Culture Communication Co. Ltd.

Amounts due from related parties

Amounts due from related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Red Sunset Apartment (a) (1)	$203,663	$225,415
Hunan Zhongfeng Investment Real Estate Co., Ltd. (b) (2)	2,980	2,909
Shenzhen Dingda Sheng Trading Co. Ltd. (c ) (3)	62,582	61,086
Tangshan Qicheng Technology Co., Ltd. (d) (4)	72,140	70,278
Mr. Zhen Gao (e) (5)	102,813	76,358
Gunda Holdings Limited (f) (6)	477	465
Yingsheng Holdings Limited (g) (7)	477	465
Ms. Zhenzhu Li (j)(13)	20,265	-
Ms. Erzhi Liu (k)(14)	19,073	-
Ms. Ling Liu (l)(15)	6,542	-
Total	$491,012	$436,977

Amounts due to related parties

Amounts due to related parties consisted of the following as of the periods indicated:

Name of related parties	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Red Sunset Apartment (a) (8)	$4,213	$4,078
Tangshan Qicheng Technology Co., Ltd. (d) (9)		4,496
Mr. Zhen Gao (e) (10)		2,744
Mr. Xinhui Li (h) (11)	41,193	40,208
Ms. Jun Quan (i) (12)	895,826	840,254
Mr. Hui Liu (m) (16)	1,118	-
Total	$942,350	$891,780

(1)	The amount due from Red Sunset Apartment to Xiao De Hunan related to the service management fee payable to Xiao De Hunan.

(2)	The amount due from Hunan Zhongfeng Investment Real Estate Co., Ltd. was the membership fee to the Chamber of Commerce paid by Xiao De Hunan on behalf of Zhongfeng Investment Real Estate Co. Ltd.

(3)	The amount receivable from Shenzhen Dingda Sheng Trading Co. Ltd. was pertinent to the operational support of this entity.

(4)	The amount receivable from Tangshan Qicheng Technology Co., Ltd related to the capital financing provided by Xiao De Shenzhen to Tangshan Qicheng Technology Co. Ltd.

(5)	The amount receivable from Mr. Zhen Gao related to the capital financing provided by Xiao De Hunan to Mr. Gao.

(6)	Xiao De Shenzhen paid business registration fee to Republic of Seychelles on behalf of Gunda Holdings Limited

(7)	Xiao De Shenzhen paid business registration fee to Republic of Seychelles on behalf of Yingsheng Holdings Limited

(8)	The amount payable to Red Sunset Apartment was pertinent to the group tour fee paid on behalf of Red Sunset Tourism.

(9)	Tangshan Qicheng Technology Co., Ltd paid salary and wages as well as other administrative expenses on behalf of Xiao De Tangshan

(10)	Mr. Gao paid administrative expenses on behalf of Xiao De Beijing

(11)	The amount payable to Mr. Li was the operational support for Red Sunset Tourism.

(12)	Ms. Jun Quan made payments to the third parties for the the business operations of Golden Sunset (Lodging) Hongkong, Red Sunset Apartment and DD’s Deluxe Rod Holder Inc.

(13)	The amount receivable from Ms. Zhenzhu Li related to the capital financing provided by Xiao De Shenzhen to Ms. Li.

(14)	The amount receivable from Ms. Erzhi Liu related to the capital financing provided by Xiao De Shenzhen to Ms. Liu.

(15)	Ms. Liu sold her ownership interest to a third party and is obligated to pay commission fee to the transfer agent. Xiao De Shenzhen paid the commission to the transfer agent on behalf of Ms. Liu.

(16)	Mr. Liu made payments to the third parties for the purchase of food and supplies on behalf of Hunan Guanzizai

Non-cash transactions-related parties

There was no non-cash transaction between related parties for the three-month periods ended March 31, 2019 and 2018.

NOTE 13 – INCOME TAXES

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgements and estimates are required in evaluating our uncertain tax positions and provision for income taxes.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of March 31, 2019, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax

Our effective rate for the three-month periods ended March 31, 2019 and 2018 was 0% and 0%, respectively. Our effective tax rate for the three-month period ended March 31, 2019 was lower than the U.S. federal statutory rate, primarily due to the fact that our subsidiaries and VIEs incurred book and tax losses. Our effective tax rate for the three-month period ended March 31, 2018 was lower than the U.S. federal statutory rate, primarily due to the fact that our subsidiaries and VIEs incurred book and tax losses.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the three-month period ended March 31, 2019 and the year ended December 31, 2018. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months

NOTE 14- EARNINGS/(LOSS) PER SHARE

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

	Three-Month Period Ended March 31, 2019	Three-Month Period Ended March 31, 2018

Numerator:
Net loss attributable to the Company	(828,250)	$(606,685)
Denominator:
Weighted-average shares outstanding-Basic	234,000,000	230,000,000
Stock options and restricted shares
Weighted-average shares outstanding-Diluted	234,000,000	230,000,000

Loss per share
-Basic and Diluted	(0.0035)	(0.0026)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company entered into service commitments, which are cancellable without significant penalties, with multiple service providers which will render the following services: legal and professional services approximately $129,183, telecommunication services approximately $1,129, advertising services approximately $60,042 and marketing services approximately $203,683 in 2019 and 2020.

Operating Leases

The Company entered into various operating leases for its office and community care centers in Hengyang city, Hunan Province, Beijing and Tangshan City, Hebei Province, Wuhan City, Hubei Province as well as an office in Shenzhen City, Guangdong Province, PRC since 2017.

Related party leases

On May 1, 2017, a lease arrangement for our office in Hengyang city, Hunan Province was entered into between Xiao De Hunan and Red Sunset Apartment which is formed in the Hengyang city, Hunan Province, PRC and owned by Mr. Xinhui Li who is also the consultant of Xiao De Hunan. The lease with the related party is classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions. Xiao De Hunan leased 6 units from Red Sunset Apartment for our administrative office. Our annual rent payments for this lease RMB12,000 (approximately US$1,779). The lease term is five years and will expire on April 30, 2022.

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

The lease expense for this lease arrangement for the three-month periods ended March 31, 2019 and 2018 was RMB3,000 (approximately US$445) and RMB3,000 (approximately US$472), respectively. The right-of-use balance of this lease as of March 31, 2019 and December 31, 2018 was RMB34,276 (approximately US$5,107) and RMB36,835 (approximately US$5,362), respectively. The lease liability as of March 31, 2019 and December 31, 2018 was RMB34,276 (approximately US$5,107) and RMB 36,835 (approximately US$5,362), respectively.

The Company leases real estate under non-cancellable operating leases.

The components of lease expense were as follows:

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Operating lease cost	$181,588	$109,880

Total lease cost	$181,588	$109,880

Other information related to leases was as follows:

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,494	$80,254

Right-of-use assets obtained in exchange for lease obligations
Operating leases	71,918	205,524

Weighted average remaining lease term (years)
Operating leases	4.73	6.06

Weighted average discount rate
Operating leases	4.83%	4.90%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Operating Leases
2019	$427,270
2020	661,214
2021	701,335
2022	507,352
2023	127,808
Thereafter	354,553
Total future lease payments	2,779,532
Less: Amount representing interest	331,508
Present value of future payments	2,448,024
Less: Current portion	559,218
Long-term portion	$1,888,806

NOTE 16 - SUBSEQUENT EVENTS

On April 23, 2019, Xiao De Hubei entered into an agreement with Wuhan City Han Xing Street Municipal Office that Xiao De Hubei was permitted to provide community care services to Han Xing Street Elderly Community Care Service Center from April 24, 2019 through April 23, 2020. Xiao De Hubei will be granted government subsidy in an annual amount of approximately $28,170 (RMB190,000) to support its operational cost incurred for the Han Xing Street Elderly Community Care Service Center. The municipal office will offer 60% of the subsidy amount, approximately $16,900, (RMB114,000), to Xiao De Hubei in 30 days after the agreement was signed. The remaining subsidy amount, RMB76,000, is subject to the evaluation by the municipal office after one year. Xiao De Hubei will be entitled to the full remaining subsidy amount if it earns 90 points (out of 100 points) in the evaluation. Approximately $148 (RMB1,000) will be reduced for each point discounted.

On April 23, 2019, Xiao De Hubei entered into agreement with Hubei Hubei Yangtze Long Shang Media Group Co. Ltd. for producing the content of the promotional and marketing television series to be broadcasted on Hubei Long Shang Television Channel Network from April 23, 2019 through April 22, 2020. The broadcasting promotes the senior community care services to be provided by Xiao De Hubei. The estimated fee for the production is approximately $74,130 (RMB500,000) which will be settled in four installments.

On May 5, 2019, Xiao De Shenzhen entered into an agreement with Tangshan Yicheng Construction and Design Co., Limited for the leasehold improvement project of Luanjie Hotel in Tangshan City. The project is expected to start in May 2019 and completed in 30 days. The total estimate budget of the project is approximately $32,370 (RMB218,345). The agreement is cancellable with early termination fee.

Other than the aforementioned, the Company evaluated and concluded that no other significant subsequent events have occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Overview

We were incorporated on September 26, 2014 under the laws of the state of Nevada. We originally intended to build our business by developing, marketing and selling a fishing rod holder for use primarily by ice-fisherman. However, we have conducted limited operations and have had no operating revenues since inception. On June 15, 2018, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Golden Sunset Group Limited, a Seychelles International Business Company (“GS Group”), and the shareholders of GS Group (the “Shareholders”). Pursuant to the Share Exchange Agreement, on November 13, 2018, we acquired all of the outstanding shares of GS Group by issuing 230,000,000 shares of our common stock, which in the aggregate, constitute approximately 98.3% of the issued and outstanding capital stock of us on a fully diluted basis.

As a result of our acquisition of GS Group, we are now engaged in the business of senior care services. Specifically through our subsidiaries and affiliated entities located in Beijing, Shenzhen, Tangshan, Hunan and Wuhan, we are involved in the business of providing comprehensive online and offline services to senior people and related facilities, such as senior group travelling, senior community management and services, senior health care, and senior care related retail business.

We initially launched our senior care services in Hunan Province, China. We started expanding our footprints in Beijing, Wuhan and Tangshan and established three other entities in these areas. We also introduced a prepaid card program by which our elderly participants can pay for the community care services that we provide. During the first quarter of 2019, our subsidiary in Hubei entered into several service agreements with the municipal offices in Wuhan city where we were permitted to provide community care service to the elderly in the vicinity of Hangyang District. Obtaining government subsidy is one of the channels we plan to apply to expand our senior community care services in different local neighborhoods. Additionally, we completed the development of our online product, “Xiaode Smart Senior Care Platform V1.0”, in the second quarter of 2019 and it is expected to be placed in services in June 2019. The platform is used for admission and discharge management, care records, social event tracking, billing and collection. We obtained our patents and software copyrights of the platform in the second quarter of 2019.

Through Hengyang City Red Sunset Tourism Development Co., Ltd. (“Red Sunset Tourism”), we offered group tour services to the seniors who are also participants in our senior community care service facilities.

To further promote our senior care services, our subsidiary, Xiao De Tian Xia (Hubei) Senior Care Services Co., Ltd., is expected to host additional marketing activities by launching a television series through a cooperation arrangement with Hubei Yangtze Long Shang Media Group Co. Ltd. who produces the content of the promotional and marketing television series to be broadcasted on Hubei Long Shang Television Channel Network from April 23, 2019 through April 22, 2020. We believe the broadcasting will significantly increase the awareness and recognition of our senior community care services in the vicinity.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth key components of our results of operations during the three-month periods ended March 31, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Three-Month Periods Ended March 31,
	2019		2018
	Amount (Unaudited)	% of Revenue (Unaudited)	Amount (Unaudited)	% of Revenue (Unaudited)
Revenue	$119,453	100	46,124	100
Cost of revenue	(200,981)	(168)	(16,429)	(36)
Gross (loss) profit	(81,528)	(68)	29,695	64
Selling expenses	(278,151)	(233)	(3,531)	(7)
General and administrative expenses	(572,817)	(480)	(663,594)	(1,439)
Total operating expenses	(850,968)	(712)	(667,125)	(1,446)
Loss from operations	(932,496)	(781)	(637,430)	(1,382)
Other income (expenses)	(1,394)	(1)	30,745	67
Loss before income taxes	(933,890)	(782)	(606,685)	(1,315)
Income tax expense	-	-	-	-
Net loss	$(933,890)	(782)	(606,685)	(1,315)

Revenue

The following tables identify the sources of our revenue for the three-month periods ended March 31, 2019 and 2018, respectively:

Major service lines	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Service management	$30,518	$41,270
Leasing	9,091	-
Lodging management	-	4,854
Community care	67,005	-
Group tour	12,839	-
Total	$119,453	$46,124

Timing of recognition	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Services transferred at a point in time	$79,844	$4,854
Services transferred over time	39,609	41,270
Total	$119,453	$46,124

Our service management revenue was generated from the service management agreement between our variable interest entity (“VIE”), Hunan Xiao De Tian Xia Senior Care Industry Management Co., Ltd. (“Xiao De Hunan”) and Hengyang City Yueping Retirement Home (“Red Sunset Apartment”). Pursuant to the agreement, Xiao De Hunan provides advisory and administrative services to Red Sunset Apartment.

Our leasing revenue relates to contracts with residents for leasing services at Red Sunset Apartment that are generally in short term in nature ranging from three months to one year and fall under FASB ASC Topic 842, Leases, which are specifically accounted outside the scope of ASC Topic 606.

Our lodging management revenue was from the referral service of senior residents of Red Sunset Apartment and lodging management provided to Hengyang City Red Sunset Tourism Development Co., Ltd. (“Red Sunset Tourism”).

Our community care revenue was generated by our VIEs and subsidiaries that provide senior community care services including preventive health check, rehabilitation support, transportation, housekeeping, laundry, wellness program, interactive classes and recreational activities. We charge the senior residents after we provided such services. Since 2018, we have offered a prepayment option for those services. Starting the first quarter of 2019, we began to enter into service agreements with municipal offices that we were permitted to provide community care services to the elderly in the local community care centers. The agreements provide that we receive government subsidies to cover our operational costs as we incur in those community care centers. For the three-month period ended March 31, 2019, we earned approximately $2,965 (RMB20,000) government subsidy for the community care services provided in Hangyang District Senior Community Center in Wuhan city in Hebei Province, China. The agreement provides that the final 20% of the subsidy amount is contingent upon the evaluation of our services by the municipal office.

Our group tour revenue was generated through Red Sunset Tourism which we acquired on December 11, 2018. We charge the group tour fee earned from organizing and coordinating travel tours for our elderly participants.

Compared to revenue of $46,124 recognized in the three-month period ended March 31, 2018, our revenue for the same period in 2019 was $119,453. The increase by $73,329 was primarily attributable to our group tour revenue after we acquired Red Sunset Tourism in December 2018 and community care revenue after we have operated additional senior community care facilities in Beijing, Tangshan and Wuhan in the fourth quarter in 2018. We also attracted more elderly to utilize our community care services provided by Xiao De Hunan and its subsidiary and branch.

Cost of revenue.

Cost of revenue primarily includes the following:

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)
Service management	$8,781	$2,876
Leasing	371	-
Lodging management	-	6,124
Community care	147,845	7,390
Group tour	12,310	-
Depreciation	31,674	39
Total	$200,981	$16,429

Compared to the cost of revenue of $16,429 for the three-month ended March 31, 2018, our cost of revenue for the same period in 2019 was $200,981. The significant surge by $184,552 was mainly driven by an increase in number of staff members, expenses related to supplies and food for our new senior care facilities in Beijing, Wuhan and Tangshan as well as the senior care facility in Hengyang city, Hunan province. Our facilities incurred additional food costs for celebrating Lunar New Year in February 2019. Moreover, since the fourth quarter of 2018, we have acquired additional office equipment, health equipment and incurred leasehold improvement costs and thus the associated depreciation expense was also incurred.

Gross (loss) profit and gross margin

Gross loss was $63,736 for the three-month period ended March 31, 2019, compared to a gross profit $29,695 for the three-month period ended March 31, 2018. The decrease was primarily due to an increase in the cost of community care management, particularly increase in lease expense of community care centers and depreciation of equipment acquired in the fourth quarter of 2018.

Gross (loss) profit margin decreased to (53%) for the three-month period ended March 31, 2019 from 64.0% for the three-month period ended March 31, 2018, primarily due to an increase in the cost of community care management, which resulted in the increase of our cost of revenue as discussed above.

Selling expenses

The following table sets forth the main components of the Company’s selling expenses for the three-month periods ended March 31, 2019 and 2018.

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Advertising	$5,939	$3,531
Commission	158,785	-
Depreciation	5,089	-
Entertainment	2,061	-
Office expense	3,031	-
Salary and employee benefits	66,454	-
Utilities, repair and maintenance	2,927	-
Rental expense	9,138	-
Telecommunications	2,899	-
Travel, transportation and gasoline	6,772	-
Others	15,056	-
Total	$278,151	$3,531

We incurred $278,151 selling expenses for the three-month period ended March 31, 2019 compared to $3,531 in the same period in 2018. We established Hunan Guanzizai Senior Care Services Co. Ltd., a wholly-owned subsidiary of Xiao De Hunan, Hunan Xiao De Tian Xia Senior Care Industry Management Co. Ltd Community Senior Care Service Center and Xiao De Tian Xia (Shenzhen) Senior Care Service Management Co., Ltd. (“Xiao De Shenzhen”) in late 2017 and our operation in senior care service was an initial phrase. Therefore, our selling expense for the three-month period ended March 31, 2018 limited to advertising expenses. By the end of the three-month ended March 31, 2019, we have established additional senior care service facilities in Beijing, Tangshan and Hubei. We have recruited more staff members for our new facilities for marketing and brand promotion. Xiao De Shenzhen incurred commission expense to its marketing counterparty who promoted the sale of prepaid card program for our senior care services. The commission fee was charged at 40% of the prepaid cards sold to the elderly participants. Various selling expenses were incurred due to the operation of the service facilities.

General and administrative expenses

The following table sets forth the main components of the Company’s general and administrative expenses for the three-month periods ended March 31, 2019 and 2018.

	Three-Month Period Ended March 31, 2019 (Unaudited)	Three-Month Period Ended March 31, 2018 (Unaudited)

Advertising	$53,569	$-
Agency fees	9,411	-
Accounting and audit fees	49,000	42
Building management fee	9,503	-
Business development	-	35,407
Meals and entertainment	10,677	10,595
Depreciation and amortization	15,221	2,447
Insurance	169	-
Legal and professional fees	41,174	433,996
Office expense, supplies, postage and printing	8,269	1,763
Rental	132,253	102,600
Salary and employee benefits	187,483	62,859
Utilities, repair and maintenance	5,073	338
Telecommunications	1,250	-
Travel and transportation	22,416	7,903
Taxes and duties	(41)	781
Others	27,390	4,863
Total	$572,817	$663,594

We incurred $572,817 general and administrative expenses for the three-month ended March 31, 2019 compared to $663,594 for the same period in 2018. The decrease in general and administrative expenses by $90,777 was mainly driven by a fall in legal and professional fee by $392,822, business development by $35,407; offset by the increase of $124,624 in salary and employee benefits, $53,569 in advertising, $48,958 in accounting and auditing fee, $29,653 in rental, $14,573 in travel and transportation, $12,774 in depreciation and amortization and various other expense items. For the three-month period ended March 31, 2018, we made payments of $70,000 for legal expenses and $289,401 to Asia & America Consultant (Shenzhen) Co., Ltd for services related to business structure, fund raising, acquisitions and legal counsel services as well as shares transfer, investor relations, financial audits and financial reporting in relation to going public in the US.

Loss from Operations

As a result of the factors discussed above, we incurred a loss from operation of $932,496 and $637,430 for the three-month periods ended March 31, 2019 and 2018, respectively.

Other Income (Expenses)

The Company’s other income (expenses) for the three-month periods ended March 31, 2019 and 2018 included the following:

Interest Income:

Interest income for the three-month periods ended March 31, 2019 and 2018 was $149 and $2,078, respectively. The decrease in interest income by $1,929 was primarily due to a decrease in our cash balance of our entities in Hong Kong. We made a deposit payment of $731,336 to Sing Ho Trading Company in the fourth quarter of 2018.

Other Income

Other income for the three-month periods ended March 31, 2019 and 2018 pertained to foreign exchange gain of $600 and $29,053, respectively. The higher foreign exchange gain incurred in the three-month period ended March 31, 2018 was due to the payment made to Asia & American Consultant (Shenzhen) Co., Ltd in Chinese Renminbi by Xiao De Hunan on behalf of GS Group while the invoice amount was charged in US dollars by Asia & American Consultant (Shenzhen) Co., Ltd.

Other Expenses, Net:

We have recognized $2,143 and $386 of other expenses, net for the three-month periods ended March 31, 2019 and 2018, respectively. Out of $2,143, $1,550 is related to bank charges and finance expense and $593 is related to penalty for the three-month period ended March 31, 2019. There was $386 related to bank charges and finance expense for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, our bank institution in Shenzhen received and processed payments from our elderly participants for the prepaid card program. Our bank charged us processing and service fees in connection with these payments.

Provision for Income Taxes

We are subject to U.S. corporate income tax, enterprise income taxation and profits taxation in the PRC and Hong Kong, where all of our business is conducted. Our effective tax rates differ from the statutory rate primarily due to book and taxable losses incurred. For the three-month periods ended March 31, 2019 and 2018, the provision for income tax was $0 and $0, respectively.

The effective tax rates for the three-month periods ended March 31, 2019 and 2018 were and 0.00% and 0.00%, respectively.

Net loss

As a result of the factors discussed above, for the three-month periods ended March 31, 2019 and 2018, we incurred net loss amounted to $933,890 and $606,685, respectively.

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

Currently we spend approximately $300,000 per month for basic operations. During the next 12 months, we expect to incur the same costs as the current monthly expenses. However, as we work to expand our operations, we expect to incur significant marketing and development costs and expenses on our online service platforms that meet the constantly evolving industry standards and consumer demands. We will also need to hire additional employees in order to provide new services and accommodate new clients.

Liquidity and Capital Resources

Working Capital

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Current Assets	$1,789,336	$1,918,107
Current Liabilities	2,136,573	1,842,642
Working Capital (Deficit)	$(347,240)	$75,465

As of March 31, 2019, we had cash and cash equivalents of $117,319. To date, we have financed our operations primarily through our shareholders and related parties. We incurred working capital deficit as of March 31, 2019 primarily due to the decrease in cash balance by $210,321 as we acquired additional properties and equipment in the three-month period ended March 31, 2019. Simultaneously, our current liabilities balance as of March 31, 2019 increased as the amount of the current portion of our lease obligations and the amount payable to our auditor and professional fees increased.

Going Concern Uncertainties

As of March 31, 2019, the Company incurred working capital deficit of $347,240, a comprehensive loss of $835,701 and incurred a negative operating cash flow of $247,616. As of March 31, 2018, the Company also incurred a comprehensive loss of $596,033 and a negative cash flow from its operating activities of $314,514. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

We, through our PRC subsidiaries, continued to explore business opportunities with the local government agencies and senior care communities. By the end of 2018, Our VIE, Xiao De Hunan acquired Red Sunset Tourism in order to expand our senior community care services by coordinating group tour services to the elderly. In addition, our wholly-owned subsidiary, Xiao De Shenzhen launched a community care prepaid card program and engaged a third party to promote the prepaid card program among the senior communities. As of March 31, 2019, there were approximately 69 participants and approximately $509,208 has been received. To strive to increase our revenue, in the first quarter of 2019, we obtained a government contract that allows us to provide community care services to a community care center in Hubei Province. We continued our efforts in obtaining additional government contracts in other provinces. In addition, our subsidiary, Golden Sunset (Hongkong) Lodging Limited is negotiating with Sing Ho Trading Company to explore new business opportunities and has remitted $731,336 for deposit. This amount is refundable by Sing Ho Trading Company if new business is not established.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months.

	Three-Month Period Ended March 31,
	2019 (Unaudited)	2018 (Unaudited)
Net cash used in operating activities	$(247,616)	$(314,514)
Net cash used in investing activities	(120,602)	(75,725)
Net cash provided by financing activities	84,006	1,385,434
Effect of exchange rate changes on cash and cash equivalents	73,891	88,130
Net (decrease) increase in cash and cash equivalents	(210,321)	1,083,325
Cash and cash equivalents at the beginning of year	327,640	2,481,392
Cash and cash equivalents at the end of year	$117,319	$3,564,717

Operating Activities

During the three-month period ended March 31, 2019, net cash used in operating activities of $247,616 was primarily attributable to our net book loss after income tax provision of $933,890, which was offset by non-cash expenses such as depreciation and amortization of our equipment and software of $51,776 and amortization of right-of-use assets of our operation leases of $136,901. We received approximately $453,002 from advance payments from our program participants of the prepaid card program launched by our wholly-owned subsidiary, Xiao De Shenzhen during the first quarter of 2019.

During the three-month period ended March 31, 2018, net cash used in operating activities of $314,514 was primarily attributable to our net loss after income tax provision of $606,685, payment of other payables and accrued liabilities of 52,153, payments to related parties of 48,492 and decrease in customer deposits of 43,103, offset by an increase in lease obligations of $75,450, decrease in prepaid expenses of $366,721 and non-cash items such as depreciation and amortization of $2,528 and amortization of right-of-use assets of our operating leases of $13,261.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2019 totaled $120,602 which was mainly for the purchase of additional property and equipment which include leasehold improvement, computer equipment and motor vehicles purchased by our VIEs and their subsidiaries.

Net cash used in investing activities for the three-month period ended March 31, 2018 totaled 75,725 which was mainly for the purchase of equipment by our VIEs and their subsidiaries.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2019 was $84,006 which was the proceeds of share subscription from our shareholders of our VIEs.

Net cash provided by financing activities for the three-month period ended March 31, 2018 was $1,385,434 which was the proceeds of share subscription from our shareholders of our VIEs and foreign subsidiaries.

Effect of exchange rate change

Effect of exchange rate change on cash totaled $73,891 and $88,130 for the three-month periods ended March 31, 2019 and 2018, respectively.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Amounts due to related parties	$942,350	$942,350	$—	$—	$—
Payable to leasehold improvement construction contractors	112,059	112,059	—	—	—
Service commitments	394,037	393,314	723
Leases	2,779,532	427,270	1,362,548	635,160	354,554
TOTAL	$4,227,978	$1,874,993	$1,363,271	$635,160	$354,554

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2019 due to the following material weaknesses:

a) Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

b) Lack of proper segregation of duties due to limited personnel.

c) Lack of a formal review process related to financial reporting that includes multiple levels of review.

d) Lack of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended March 31, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2019

DD’s Deluxe Rod Holder Inc.

By:	/s/ Jun Quan
Jun Quan
Chief Executive Officer and Chief Financial Officer

